Form 10-Q
period 2024-09-30
Invizyne Technologies Inc
filed 2024-11-12
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42204

INVIZYNE TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	83-4550057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Royal Oaks Drive, Suite 106 Monrovia, CA 91016 (626) 415-1488	91016
(Address of principal executive offices)	(Zip code)

(626) 415-1488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IZTC	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 12, 2024, the number of outstanding shares of Common Stock of the registrant was 6,252,349.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Cash and cash equivalents	$233,935	$66,533
Grants receivable	553,963	882,319
Prepaid expenses and other current assets	634,693	264,762
Total current assets	1,422,591	1,213,614
Property and equipment, net	739,606	753,376
Operating lease right-of-use assets, net	1,398,168	1,591,519
Total assets	$3,560,365	$3,558,509

LIABILITIES AND DEFICIT
Accounts payable	$908,606	$702,911
Due to affiliates	255,840	445,128
Related party note	3,414,093	-
Operating lease liabilities – Current	223,761	224,988
SAFE Liability	1,000,000	1,000,000
Taxes payable	-	42,267
Total current liabilities	5,802,300	2,415,294
Deferred grant reimbursement	137,035	140,703
Operating lease liabilities	1,222,348	1,386,831
Total liabilities	7,161,683	3,942,828
Commitments and Contingencies
Deficit:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 6,252,349 and 6,250,002 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	6	6
Additional paid-in-capital	6,508,660	5,700,298
Accumulated deficit	(10,109,984)	(6,084,623)
Total Deficit	(3,601,318)	(384,319)
Total liabilities and deficit	$3,560,365	$3,558,509

See accompanying notes to the unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Total operating income	$-	$-	$-	$70,769

Operating costs:
General and administrative costs:
Compensation	546,095	119,146	1,667,748	289,154
Professional fees	269,543	92,508	816,009	301,244
Information technology	15,661	7,012	29,267	16,247
General and administrative-other	56,940	145,244	197,302	208,204
Total general and administrative costs	888,239	363,910	2,710,326	814,849
Research and development costs, net of grants amounting to $489,798 and $704,162, for the three months ended September 30 and $1,807,706 and $2,265,408, for the nine months ended September 30	723,487	27,936	1,238,463	67,095
Total operating costs	1,611,726	391,846	3,948,789	881,944
Net operating loss	(1,611,726)	(391,846)	(3,948,789)	(811,175)
Other income (expense):
Interest expense, net	(44,647)	-	(74,429)	100
Change in fair value of SAFE	-	(128,750)	-	(128,750)
Net loss before income taxes	(1,656,373)	(520,596)	(4,023,218)	(939,825)
Income taxes	-	-	2,143	-
Net loss	(1,656,373)	(520,596)	(4,025,361)	(939,825)

Net loss per common share – basic and diluted	(0.27)	(0.08)	(0.64)	(0.15)
Weighted average of common shares outstanding – basic and diluted	6,252,349	6,250,002	6,251,158	6,250,002

See accompanying notes to the unaudited condensed consolidated financial statements.

Invizyne TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (Unaudited)

The Nine months Ended September 30, 2024 and 2023

	Common Shares		Additional Paid-In	Accumulated	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	6,250,002	$6	$5,700,298	$(6,084,623)	$(384,319)
Stock options (vested through 3/31/24)			142,810		142,810
Net loss				(1,008,458)	(1,008,458)
Balance, March 31, 2024	6,250,002	$6	5,843,108	$(7,093,081)	$(1,249,967)
Stock options (vested through 6/30/24)	-	-	348,275	-	348,275
Common Stock Issued against exercise of stock options	2,347	-	-	-	-
Net loss	-	-	-	(1,360,530)	(1,360,530)
Balance, June 30, 2024	6,252,349	$6	$6,191,383	$(8,453,611)	$(2,262,222)
Stock options (vested through 9/30/24)	-	-	317,277	-	317,277
Net loss				(1,656,373)	(1,656,373)
Balance, September 30, 2024	6,252,349	$6	$6,508,660	$(10,109,984)	$(3,601,318)

	Common Shares		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	6,250,002	$6	$5,418,760	$(4,046,234)	$1,372,532
Stock options (vested through 3/31/23)	-	-	54,125		54,125
Net loss	-	-	-	(241,150)	(241,150)
Balance, March 31, 2023	6,250,002	$6	$5,472,885	$(4,287,384)	$1,185,507
Stock options (vested through 6/30/23)	-	-	58,946	-	58,946
Net loss	-	-	-	(178,079)	(178,079)
Balance, June 30, 2023	6,250,002	$6	$5,531,831	$(4,465,463)	$1,066,374
Stock options (vested through 9/30/23)			61,363		61,363
Net loss				(520,596)	(520,596)
Balance, September 30, 2023	6,250,002	$6	$5,593,194	$(4,986,059)	$607,141

See accompanying notes to condensed unaudited consolidated financial statements.

Invizyne TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,025,361)	$(939,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	808,362	174,440
Depreciation of property and equipment	199,815	137,971
Accretion of deferred grant reimbursement	(40,904)	(38,880)
Non-cash lease expense	27,641	(2,482)
Change in fair value of SAFE	-	128,750
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	328,356	133,080
Prepaid expenses and other current assets	22,403	(55,593)
Increase (decrease) in -
Accounts payable and other liabilities	(78,907)	(126,467)
Due to affiliate	2,739	191,416
Taxes Payable	(42,267)	-
Net cash provided by (used in) operating activities	(2,798,123)	(397,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	37,236	(22,455)
Purchases of property and equipment	(186,045)	(178,969)
Net cash (used in) investing activities	(148,809)	(201,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note	3,222,066	-
SAFE note	-	515,000
Deferred IPO Costs	(107,732)	-
Net cash (used in) financing activities	3,114,334	515,000

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	167,402	(84,014)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	66,533	558,570

CASH AND CASH EQUIVALENTS - END OF PERIOD	$233,935	$474,556

Supplemental disclosures of cash flow information:
Income taxes	$(42,267)	$-

Non-cash investing and financing activities:
Unpaid offering costs included in prepaid expenses	$(284,602)	$-
Conversion of due to affiliate to related party note	200,000
Modification of lease - right-of-use asset and lease liability	-	198,544
Record right-of-use asset and operating lease liability	-	698,249

See accompanying notes to unaudited condensed consolidated financial statements.

INVIZYNE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months Ended September 30, 2024 and 2023

1. Organization and Description of Business

Invizyne Technologies, Inc. was formed in Nevada in 2019 and its wholly owned subsidiary Invizyne Technologies, Inc. (“Invizyne CA”) was formed in California in 2014, together (“Invizyne”). Invizyne was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. Invizyne’s technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. Invizyne is a technology development subsidiary of MDB Capital Holdings, LLC (“MDB”), which held a 63% controlling interest at September 30, 2024, and as of the date of this report holds an approximate 48% minority interest. Prior to January 14, 2022, MDB Capital, a subsidiary of MDB, owned a majority interest in Invizyne. On January 14, 2022, in a corporate reorganization, MDB Capital distributed 100% of its equity interest in Invizyne to its members in proportion to their respective interests.

On June 1st, 2022, the Company signed a joint venture with Neuractas Therapeutics, a preclinical company developing high impact therapeutics, to work with the Company on deuterated cannabinoid molecules, for which the Company has filed a provisional patent application. No business activities have occurred to date. The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10”) The Company accounted for its interest ownership utilizing the equity method of accounting. These members thereafter contributed their equity interest to MDB, with the result of the Company becoming the subsidiary of MDB.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,025,361 and $939,825 during the nine months ended September 30, 2024 and 2023, respectively, and had cash flows from operations of $(2,798,123) and $(397,590) for the nine months ended September 30, 2024 and 2023, respectively. Management believes that the Company’s remaining cash on hand for one year from the date the financials are issued will not be sufficient to meet its liabilities and obligations as and when they fall due through the next year without additional financial support which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,875,000 shares of Common Stock for gross proceeds of $15,000,000, and net proceeds of approximately $14,321,686. The Company has granted to the underwriter an overallotment option to purchase up to an additional 281,250 shares of Common Stock. The proceeds will be used in the expansion of its production capabilities, staffing, R&D and other working capital requirements, and repayment of approximately $4,392,455 in intercompany loans from its parent company, MDB Capital Holdings, LLC as of November 13,2024.

Based on its working capital of approximately $9,941,977 after the IPO, and its program of seeking various grants, the Company believes it will maintain adequate capital to pursue its operational objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and wholly owned and majority owned subsidiary. The accompanying condensed unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. The consolidated balance sheet as of December 31, 2023, and related notes were derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2024, the results of operations for the nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full year or any future period. The unaudited consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, included in the Form S-1 Registration Statement, Number 333-276987, declared effective November 8, 2024. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period balances have been reclassified to conform to the Company’s current year presentation. We have reclassified certain prior period income amounts from R&D expenses and a total of $19,186 has been reclassified from general and administrative costs within our consolidated statements of operations to conform to our current period presentation. These reclassifications did not affect total costs, and expenses, (loss) income from operations, or net (loss) income.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, accruals for potential liabilities, SAFE liability, and the realization of any deferred tax assets.

Emerging Growth Company

The Company is an “emerging growth company,” or “EGC” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such choice to opt out is irrevocable. The Company has elected to opt out of the extended transition periods.

Concentration of Risk

Financial instruments which are potentially subject to the Company’s concentrations of credit risk consist primarily of cash, cash equivalents, and grants receivable. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. The Company has obtained grants from two different government organizations. The Department of Energy has contributed 64% and the NIH has contributed 36% of all grant reimbursements for the nine months ended September 30, 2024. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of Invizyne’s grant receivables.

Revenue Recognition

The Company primarily generated revenues from its strategic alliances. The strategic alliances with strategic collaborators typically contain multiple elements, including research and other licenses, research and development services, obligations to develop and manufacture pre-commercial and commercial material, and options to obtain additional research and development services. Such arrangements provide for various types of payments to us, including upfront fees, and funding of research and development services. Such payments are often not commensurate with the timing of revenue recognition and therefore result in deferral of revenue recognition.

The Company analyzes the collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied. ASC 606 requires significant judgment and estimates and results in changes to, but not limited to: (i) the determination of the transaction price, including estimates of variable consideration, (ii) the allocation of the transaction price, including the determination of estimated selling price, and (iii) the pattern of recognition, including the application of proportional performance as a measure of progress on service-related promises and application of point-in-time recognition for supply-related promises.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were no cash equivalents held by the Company as of September 30, 2024.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company had no uninsured cash balances as of September 30, 2024. The Company did not experience any credit risk losses during the nine months ended September 30, 2024 and 2023.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
SAFE Note	$-	$-	$1,000,000	$1,000,000

Total fair value	$-	$-	$1,000,000	$1,000,000

	December 31, 2023
	Level 1	Level 2	Level 3	Total
SAFE Note	$-	$-	$1,000,000	$1,000,000

Total fair value	$-	$-	$1,000,000	$1,000,000

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2024 and December 31, 2023.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Laboratory equipment	$1,067,241	$885,696
Furniture and fixtures	54,338	49,838
Leasehold improvements	279,161	279,161
Total property and equipment	1,400,740	1,214,695
Less: Accumulated depreciation	(661,134)	(461,319)
Property and equipment, net	$739,606	$753,376

Depreciation expenses were $199,815 and $137,971, for the nine months and $68,878 and $49,722, for the three months ended September 30, 2024 and 2023, respectively.

Research Grants

Invizyne receives grant reimbursements, which are offset against research and development expenses in the unaudited condensed consolidated statements of operations. In addition to actual reimbursements, Invizyne also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs, resulting in a negative impact. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the unaudited condensed consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of September 30, 2024 and 2023, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on September 30, 2024 and 2023, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Summary of grants receivable activity for the nine months ended September 30, 2024 and 2023, is presented below:

	2024	2023

Balance at beginning of period	$882,319	$809,532
Grant costs expensed	1,756,852	2,180,581
Grants for equipment purchased	6,379	-
Grant fees	50,854	84,827
Grant funds received	(2,142,441)	(2,398,488)
Balance at end of period	$553,963	$676,452

Invizyne has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through September 30, 2024. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, respectively, grants amounting to $1,756,852 and $2,180,581 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the nine months ended September 30, 2024 and 2023, respectively, totaled $1,814,085 and $2,265,408.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of Invizyne’s technology. For the nine months ended September 30, 2024 and 2023, research and development costs prior to offset of the grants amounted to $3,046,169, and $2,332,503, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the research efforts and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred.

Patent and licensing legal and filing fees and costs were $165,872 and $98,794 for the nine months ended September 30, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the unaudited condensed consolidated statements of operations.

Related Party and Due to Affiliates Expenses

As of September 30, 2024, MDB Capital Holdings, LLC has advanced $3,669,933 to the Company. The amount of the advances consists of amounts paid on behalf of the Company and loans for operations.

The payable balance includes $247,889, as of September 30, 2024, for advances related to audit fees, executive services and other recurring chargebacks. The remaining payable balance of $3,422,066 was used to support general operations. The related party loans are undocumented and amount to $3,345,000 as of September 30, 2024, and bears interest at a rate of 5%, compounding annually. Although there is no stated due date for repayment, the Company intends to repay the full amount of the intercompany payables and all outstanding interest due in the aggregate amount of $77,066 as of September 30, 2024, promptly after the consummation of the initial public offering of Common Stock by the Company.

3. Equity and Non-Controlling Interests

Equity

In April 2019, the Company entered into an equity subscription agreement with Public Ventures, LLC, d/b/a MDB Capital (formerly known as MDB Capital Group LLC), which was later transferred to MDB in 2022, whereby MDB would purchase up to $5,000,000 of Invizyne’s Common Stock at $3.04 per share. At December 31, 2021, MDB had purchased 1,197,246 shares for a total of $3,644,930. On September 22, 2022, MDB completed its equity subscription agreement, purchasing 445,099 shares, thus owning a total of 1,642,345 shares of Invizyne’s Common Stock. MDB waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications. As a condition of the Funding Agreement, warrants to purchase 98,814 shares of Invizyne Common Stock were issued (the “Funding Warrants”), which vested as amounts were funded. Through September 30, 2024 and December 31, 2023, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as of September 30, 2024 and December 31, 2023 was $320,790.

On May 19, 2024, 2,347 shares of common stock were issued as part of a cashless stock option exercise.

4. Stock-Based Compensation

Invizyne’s 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the Invizyne shareholders, permits grants to its officers, directors, and employees for up to 938,832 shares of Invizyne’s Common Stock. On May 1st, 2023 the board and shareholders approved an increase of 1,558,175 shares under the plan. The 2020 Plan authorizes the issuance of stock options, shares of restricted stock, and restricted stock units, among other forms of equity-based awards.

On May 1, 2023, stock options to purchase 51,940 shares of Common Stock were granted at an exercise price of $3.32 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $3.32, option exercise price of $3.32, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 3.64%, expected annual volatility of 121.70%, and annual rate of dividends of $0.

On November 1, 2023, stock options to purchase 457,065 shares of Common Stock were granted at an exercise price of $3.32 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $3.32, option exercise price of $3.32, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.67%, expected annual volatility of 144.94%, and annual rate of dividends of $0.

On February 1, 2024, stock options to purchase 155,818 shares of Common Stock were granted at an exercise price of $3.32 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $3.32, option exercise price of $3.32, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.20%, expected annual volatility of 95.85%, and annual rate of dividends of $0.

On April 1, 2024, stock options to purchase 125,975 shares of Common Stock were granted at an exercise price of $8.00 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $8.00, option exercise price of $8.00, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.34%, expected annual volatility of 95.38%, and annual rate of dividends of $0.

On May 19, 2024, 2,347 stock options were exercised using a cashless exercise option. The individual received a stock option grant of 5,194 shares of which 3,376 shares were vested and exercisable. 1,029 shares were sold using a cashless exercise option in order to acquire the remaining 2,347 shares. The remaining unvested options totaling 1,818 shares were forfeited.

On June 1, 2024, stock options to purchase 444,076 shares of Common Stock were granted at an exercise price of $8.00 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $8.00, option exercise price of $8.00, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.52%, expected annual volatility of 94.78%, and annual rate of dividends of $0.

As of September 30, 2024 stock options to purchase 491,262 shares of Common Stock were vested, the weighted average exercise price is $4.58, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 6.01 years. Invizyne stock-based compensation were $808,362 and $174,440 for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the unrecognized stock-based compensation is $4,871,597.

A summary of stock option activity during the nine months ended September 30, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2023	533,680	$2.44	4.83
Granted	51,940	3.32	7
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at September 30, 2023	585,620	$2.52	4.54
Granted	457,067	3.32	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	1,042,687	$2.86	5.47
Granted	725,878	7.00	7.00
Exercised	(3,376)	-	-
Expired	(12,206)	2.44	-
Stock options outstanding at September 30, 2024	1,752,983	4.57	6.01

Stock options exercisable at September 30, 2023	288,959	$2.52	4.54
Stock options exercisable at September 30, 2024	491,262	$4.58	5.84

On March 28, 2022, Invizyne granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period after an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $589,792.

On May 1, 2023, Invizyne granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by Invizyne, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period after an initial public offering, or upon the change of control of Invizyne. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $334,722.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding at December 31, 2023	424,656	$2.64	8.62
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding at September 30, 2024	424,656	$2.64	8.04

Restricted stock units at September 30, 2023	424,656	$2.64	8.81
Restricted stock units at September 30, 2024	424,656	$2.64	7.62

5. Earnings Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to holders of the Common Stockholders divided by the weighted average of the common shares outstanding for the period. Diluted EPS is like basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., preferred shares, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 1,121,211 shares and 948,188, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
	Common shares	Common shares
Net loss	$(4,025,361)	$(939,825)

Weighted average shares outstanding – basic and diluted	6,251,158	6,250,002

Net loss per share – basic and diluted	$(0.64)	$(0.15)

The following financial instruments were not included in the diluted loss per share calculations as of September 30, 2024 and December 31, 2023 because their effect was anti-dilutive:

	September 30, 2024	December 31, 2023
Warrants to purchase common stock	205,293	205,293

Options	491,262	318,239

Restricted stock awards units	424,656	424,656

Total	1,121,211	948,188

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear, at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

7. Employee Benefit Plans

Invizyne sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. Invizyne makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six months ended September 30, 2024 and 2023. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $84,003 and $97,769 was contributed to the 401 (k) plan for the nine months ended on September 30, 2024 and 2023, respectively.

Invizyne also provides health and related benefit plans for eligible employees.

8. Exclusive License Agreement (Invizyne)

On April 19, 2019, Invizyne entered into a license agreement (the “License Agreement”) with The Regents of the University of California (“The Regents”) for patent rights and associated technology relating to the biosynthetic platform being developed by the Company. Certain individuals named as inventors of the patent rights are also the founding stockholders of Invizyne. One of the founders of Invizyne was the head of the laboratory which was used in the research and development of patents and associated technology subject to the agreement with The Regents.

Under the License Agreement, Invizyne holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, Invizyne paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of September 30, 2024, there were no accrued royalties recorded.

Under the License Agreement, Invizyne is required to achieve certain development milestones. Invizyne is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of September 30, 2024 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of September 30, 2024.

●	A payment of $250,000 when a licensed product reaches $1,000,000 in cumulative net sales.
●	A payment of $350,000 when a second licensed product reaches $2,000,000 in cumulative net sales.

The Regents have the right terminate the License Agreement for breaches of the License Agreement by Invizyne

Invizyne may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to September 30, 2024, has aggregated $337,847. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration. The Company agreed to issue additional shares of Common Stock to The Regents so that The Regents were to own no less than four percent of all outstanding common shares of the Company until the Company received an aggregate amount of $5,000,000 from the sale of equity securities. The Company received equity funding of $5,000,000 as of June 2022, fulfilling the non-dilution provision of the License Agreement, and no additional common shares are required to be issued to The Regents.

Invizyne accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the nine months ended September 30, 2024 and 2023, respectively, of $2,632 and $3,750.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and no finance leases as of September 30, 2024.

On April 3, 2023, the Company executed a lease for new office space next to the existing space at Invizyne in the Los Angeles, California metropolitan area. The lease with a term of 60 months which began on July 1, 2023 and ended on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

In April 2023, Invizyne made changes to an existing lease agreement, which resulted in an extension of the lease term by an additional 21 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on May 1, 2023 and ending on April 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,259 per month. Additionally, Invizyne is responsible for annual operating cost increases of 2.5%, which are included in the rent.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate in its lease calculations when it is readily determinable. Since the Company’s leases do not provide implicit rates, to determine the present value of lease payments, management uses the Company’s estimated incremental borrowing rate for a fully collateralized loan with a similar term of the lease that is based on the information available at the inception of the lease.

	September 30, 2024	December 31, 2023

Operating leases:
Right-of-use assets	$1,398,168	$1,591,519
Operating lease liabilities	$1,446,109	$1,611,819

Weighted average remaining lease term in years	5.20	5.50
Weighted average discount rate	7.88%	7.30%

Cash paid for amounts included in the measurement of lease liabilities	$253,257	$253,191
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

The operating lease costs were $280,898 and $182,065, respectively for the nine months ended September 30, 2024 and September 30, 2023.

Future payments due under operating leases as of September 30, 2024 are as follows:

Year	Amount
Remainder of 2024	$86,319
2025	348,873
2026	358,428
2027	368,250
2028	378,576
Thereafter	192,828
Total	$1,733,274
Less effects of discounting	(287,165)
Total operating lease liabilities	$1,446,109

10. Simple Agreement for Future Equity (SAFE)

On July 3, 2023, Invizyne executed a simple agreement for future equity (SAFE) with MDB Capital Holdings LLC which provided funding of $785,000. On July 3, 2023, Invizyne executed a simple agreement for future equity (SAFE) with Paul Opgenorth who provided funding of $15,000. Both agreements have identical terms. Upon the first equity financing after the SAFE execution and before the termination of the SAFE, the SAFE will automatically convert into a number of next round equity equal to the purchase amount divided by the conversion price. The SAFE notes were classified as liabilities pursuant to ASC 480 as certain redemptions are based upon the occurrence of certain events that are outside of the control of the Company and were measured at fair value at each reporting period, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss. As of September 30, 2024 the total of $800,000 was funded.

A continuity of the SAFE notes are as follows:

Balance as at December 31, 2023	$1,000,000
Issued	-
Change in fair value of SAFE notes	-
Balance as of September 30, 2024	$1,000,000

11. Subsequent Events

The Company has evaluated subsequent events through November 12, 2024, the date on which these financial statements were issued.

On October 3, 2024, our board of directors approved a two-for-one (2:1) stock split of our issued and outstanding Common Stock. No fractional shares were issued as a result of the stock split; any fractional share resulting from the stock split was rounded up to the next whole share. As a result of the stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock split, which resulted in a proportionate decrease in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate increase in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans were decreased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock split.

On October 1, 2024, we received a cost share grant from the Department of Defense (DOD) BioMADE initiative to help fund next steps toward cell-free biomanufacturing of isobutanol in the amount of approximately $1,000,000 against our own required expenses of an equal amount. The BioMADE initiative of the DOD is to support United States bioindustrial manufacturing innovations and workforce development.

On November 11, 2024, the Company signed a firm commitment underwriting agreement (“Underwriting Agreement”) with MDB Capital (“IPO”) to sell at the initial closing on November 13, 2024, an aggregate of 1,875,000 shares of Common Stock, for gross proceeds of $15,000,000 and net proceeds after expenses of approximately $14,321,686. In addition, the Company issued 93,750 warrants to the underwriter and its assignees to purchase up to 93,750 shares of Common Stock, until November 8, 2029, at an exercise price of $10.00 per share. The holders of the warrants have been provided with both demand and piggy-back registration rights for up to five and seven years, respectively, and the warrants have typical representations, warranties and anti-dilution rights. The offering proceeds will be invested in short-term investments, such as bank deposits and United States government securities, until needed for the uses described in the offering prospectus, one of which uses is repayment to its parent company, MDB Capital Holdings, LLC, of an intercompany payable a totaling $4,393,022, as of November 12, 2024, representing $4,045,000 in principal, $99,902 in interest at the rate of 5% per annum and $248,120 in other related party incurred costs. The payable balance consists of advanced amounts related to audit fees, executive services, and intercompany loans used for operations.

In a private placement ( “Concurrent Private Offering”) completed concurrently with the completion of the IPO, the Company sold to accredited investors an aggregate of 93,750 warrants to purchase up to 93,750 shares of Common Stock (the “Private Warrants”). The Private Warrants were sold at a purchase price of $0.125. The Private Warrants will have an exercise price of $8.00 per share, will be exercisable beginning six months after issuance, and will expire five years from the date of issuance. The Private Warrants also provide for cashless exercise. The holders of the Private Warrants have been granted registration rights for the underlying shares of Common Stock. The gross proceeds from the Concurrent Private Offering were approximately $11,719, and if the Private Warrants are fully exercised, for cash, the Company will receive up to $750,000.

On November 12, 2024, the Company gave instruction to issue an aggregate of 125,001 shares of Common Stock on the conversion of the simple agreements for future equity (SAFEs) issued on July 3, 2023, to MDB Capital Holdings LLC and Paul Opgenorth, which provided funding of $800,000. The SAFEs converted by their terms on the sale of the shares of Common Stock in the IPO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Invizyne is a bio-technology, pre-revenue, development stage company, which as of the date of this report is an approximate 48% owned subsidiary of MDB Capital Holdings, LLC. Management believes that Invizyne’s technology is a differentiated and unique synthetic biology platform. Management believes the platform will enable scalable production of chemical molecules found in nature in a process that is alternative to and more environmentally friendly and sustainable than the typical methods used today, such as chemical synthesis, natural extraction, and synthetic biology. Invizyne believes its technology could significantly change biomanufacturing through leveraging cell-free, multi-step enzyme-based systems that will be able to transform natural or renewable resources into sought after chemicals. The objective with SimplePath,™ the Invizyne synthetic biology platform, as it is developed over time, for diverse range of select chemicals will enable the production of pharmaceuticals, fuels, materials, food additives, and novel compounds.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company has one reportable segment for Invizyne as a whole. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Three Months Ended September 30, 2024, and 2023 (unaudited)

	2024	2023	$ Change	% Change
Total operating income	$-	$-	$-	0.0%

Operating costs:
General and administrative costs:
Compensation	546,095	119,146	426,949	358.3%
Professional fees	269,543	92,508	177,035	191.4%
Information technology	15,661	7,012	8,649	123.3%
General and administrative-other	56,940	145,244	(88,304)	(60.8)%
Total general and administrative costs	888,239	363,910	524,329	144.1%
Research and development costs, net of grants amounting to $489,798 and $704,162, for the three months ended September 30	723,487	27,936	695,551	2,489.8%
Total operating costs	1,611,726	391,846	1,219,880	311.3%
Net operating loss	(1,611,726)	(391,846)	(1,219,880)	311.3%
Other income/(expense):
Interest income/ (expense)	(44,647)	-	(44,647)	100%
Change in fair value of SAFE	-	(128,750)	(128,750)	(100)%
Loss before income taxes	(1,656,373)	(520,596)	(1,135,777)	218.2%
Income taxes	-	-	-	100.0%
Net loss	$(1,656,373)	$(520,596)	(1,135,777)	218.2%

Consolidated Results of Operations for the Nine Months Ended September 30, 2024, and 2023 (unaudited)

	2024	2023	$ Change	% Change
Total operating income	$-	$70,769	$(70,769)	-100.0%

Operating costs:
General and administrative costs:
Compensation	1,667,748	289,154	1,378,594	476.8%
Professional fees	816,009	301,244	514,765	170.9%
Information technology	29,267	16,247	13,020	80.1%
General and administrative-other	197,302	208,204	(10,902)	(5.2)%
Total general and administrative costs	2,710,326	814,849	1,895,477	232.6%
Research and development costs, net of grants amounting to $1,807,706 and $2,265,409, for the nine months ended September 30	1,238,463	67,095	1,171,368	1,745.8%
Total operating costs	3,948,789	881,944	3,066,845	347.7%
Net operating loss	(3,948,789)	(811,175)	(3,137,614)	386.8%
Other income/(expense):
Interest income/(expense)	(74,429)	100	(74,529)	(74,529.0)%
Change in fair value of SAFE	-	(128,750)	128,750	100.0%
Loss before income taxes	(4,023,218)	(939,825)	(3,083,393)	328.1%
Income taxes	2,143	-	2,143	100.0%
Net loss	$(4,025,361)	$(939,825)	(3,085,536)	328.3%

Operating Income. For the nine-months and three-months periods ended September 30, 2024, there has been no operating income activity.

General and Administrative Costs. During the three-months and nine-months periods ended September 30, 2024 and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the three-month and nine-month periods ending September 30, 2024, resulted from the recruitment of additional administrative staff, in the latter half of 2023, who are not covered by grants. 2024 results represents the ongoing costs of the additional hires in 2023.

●	Professional Fees: The increase in professional fees compared to previous periods was due to higher consulting costs related to operations and the expenses of the initial public offering. Along with higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.

●	Information Technology Costs: The increase in costs for the three-month and nine-month periods ending September 30, 2024, were negligible compared to the same period in the previous year.

●	Other General and Administrative Costs: The decrease in costs for the three-month and nine-month periods ending September 30, 2024, were negligible compared to the same period in the previous year .

Research and Development Costs. For the nine-month periods ended September 30, 2024, there was an increase of $1,171,368, respectively, in research and development costs due to an increase in salaries, lab expenses and a decrease in grant funding. It is important to note that the fluctuation in grant funding was due to completion of certain grants and is expected to fluctuate throughout the year.

Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023 (unaudited)

	September 30, 2024	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$233,935	$66,533	$167,402	251.6%
Grants receivable	553,963	882,319	(328,356)	(37.2)%
Prepaid expenses and other current assets	634,693	264,762	369,931	139.7%
Total current assets	1,422,591	1,213,614	208,977	17.2%
Property and equipment, net	739,606	753,376	(13,770)	(1.8)%
Operating lease right-of-use asset, net	1,398,168	1,591,519	(193,351)	(12.1)%
Total assets	$3,560,365	$3,558,509	$1,856	0.1%

LIABILITIES AND DEFICIT
Accounts payable	$908,606	$702,911	$205,695	29.3%
Due to affiliates	255,840	445,128	(189,288)	(42.5)%
Related party note	3,414,093	-	3,414,093	100.0%
Operating lease liabilities – Current	223,761	224,988	(1,227)	(0.5)%
SAFE Liability	1,000,000	1,000,000	-	0.0%
Taxes payable	-	42,267	(42,267)	(100.0)%
Total current Liabilities	5,802,300	2,415,294	3,387,006	140.2%
Deferred grant reimbursement	137,035	140,703	(3,668)	(2.6)%
Operating lease liabilities	1,222,348	1,386,831	(164,483)	(11.9)%
Total liabilities	7,161,683	3,942,828	3,218,855	81.6%
Deficit:
Common shares	6	6	-	0.0%
Paid-in-capital	6,508,660	5,700,298	808,362	14.2%
Accumulated deficit	(10,109,984)	(6,084,623)	(4,025,361)	66.2%
Total deficit	(3,601,318)	(384,319)	(3,216,999)	837.1%
Total liabilities and deficit	$3,560,365	$3,558,509	$1,856	0.1%

Financial Condition: The increase in assets was due to changes in several asset classes. The decrease in grants receivable was driven by completion of certain grants. The increase in prepaid expenses was due to $284,602 of deferred IPO costs between the periods. The increase in property and equipment was due to the purchase of lab equipment. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period.

The increase in liabilities were a result of funds loaned by the parent company to be used to fund operations. The decrease in operating lease liability was due to normal lease liability payments during the period.

The equity decrease was driven by the accumulated deficit generated through operational activities.

Liquidity and Capital Resources – September 30, 2024 and 2023 (unaudited)

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(2,798,123)	$(397,590)
Net cash used in investing activities	(148,809)	(201,424)
Net cash provided by financing activities	3,114,334	515,000
Net increase (decrease) in cash and cash equivalents	$167,402	$(84,014)

On September 30, 2024, the Company had working capital of $(4,379,709), as compared to working capital of $(1,201,680) on December 31, 2023, reflecting a decrease in working capital of $3,178,029. This decrease in working capital was primarily the result of a reduction in grant reimbursements over the period and the increase in accounts due to affiliates, which were used to pay certain expenses of the Company and to cover general operating expenses. On September 30, 2024, the Company had cash of $233,935 available to fund its operation.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,875,000 shares of Common Stock, for gross proceeds of $15,000,000, and net proceeds of approximately $14,321,686. The proceeds will be used in the expansion of its production capabilities, staffing, R&D and other working capital requirements, and repayment of approximately $4,393,022 in intercompany loans from its parent company, MDB Capital Holdings, LLC.

In a private placement (“Concurrent Private Offering”) completed concurrently with the IPO, the Company sold to accredited investors an aggregate of 93,750 warrants to purchase up to 93,750 shares of Common Stock (the “Private Warrants”). The Private Warrants were sold at a purchase price of $0.125. The Private Warrants have an exercise price of $8.00 per share, are exercisable beginning six months after issuance, and expire five years from the date of issuance. The Private Warrants have a cashless exercise provision and registration rights for the underlying shares of Common Stock. The gross proceeds from the Concurrent Private Offering were approximately $11,719, and if the Private Warrants are fully exercised, for cash, the Company will receive up to $750,000.

In October 2024, the Company received an additional cost share grant from the Department of Defense (DOD) BioMADE initiative to help fund next steps toward cell-free biomanufacturing of isobutanol in the amount of approximately $1,000,000 against our own required expenses of an equal amount. The Company intends to pursue additional grants which will further improve its working capital position.

Based on its working capital of approximately $9,941,977 after the IPO, and its program of seeking various grants, the Company believes it will not need to raise capital in the immediate future.  If, however, it does require capital, it may sell its equity securities, seek institutional and bank funding, borrow from its affiliates, for which there are no arrangements or obligations in place at this time, and sell or license various of its intellectual property rights.

Operating Activities. For the period ended September 30, 2024, operating activities utilized cash of $2,798,123, which was driven by an increased research and development activity, as well as increased general and administrative costs.

For the period ended September 30, 2023, operating activities utilized cash of $397,590, which was driven by a combination of increased research and development activity, as well as increased general and administrative costs.

Investing Activities. For the period ended September 30, 2024, investing activities consisted of the purchase of laboratory equipment.

Financing Activities. For the period ended September 30, 2024, financing activities consisted loans from a related party, MDB Capital Holdings, and deferred IPO expenses.

For the period ended September 30, 2023, financing activities consisted of investments from the parent company in the form of a SAFE.

Recently Issued Accounting Pronouncements

See Note 2 in the unaudited condensed consolidated financial statements for the discussion on recently accounting pronouncements.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our unaudited condensed consolidated financial statements and unaudited condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Accounting for Research Grants

Invizyne receives grant reimbursements, which are netted against research and development expenses in the unaudited condensed consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis are revenues to extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of September 30, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at September 30, 2024 and 2023, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying unaudited condensed consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how Invizyne conducts its research activities, and Invizyne is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. Invizyne is permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s unaudited condensed consolidated statement of operations.

Summary of Business Activities and Plans

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its initial public offering (IPO) with a closing date of November 13, 2024, which consisted of the sale of an aggregate of _1,875,000 shares of Common Stock. The public offering price was $8.00 per share, for gross proceeds of $15,000,000. The underwriter may exercise its overallotment option for up to an additional 281,250 shares until December 26, 2024. The net proceeds are estimated to be $14,321,686 as of the date of this report. The proceeds will be used for the development of Invizyne, expansion of production capabilities, increased staff and related expenses, R&D expenses, repayment of a related party loan and other general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Although unclear at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, if there is a recession, such an event could affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Technology. The Company endeavors to create and bring new technologies to the market may never come to fruition or might not reach a level of development sufficient for commercial viability. Even if they do achieve a commercial level of development, the acceptance of these technologies within the marketplace is uncertain. There’s a possibility that the technologies they develop may not gain widespread or timely acceptance. Moreover, technologies from our Company that undergo regulatory scrutiny, testing, and approval may ultimately fail to receive the necessary approvals from relevant regulatory bodies.

Trends, Events and Uncertainties

Other than as discussed above, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Vice President, Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2024, the disclosure controls and procedures were not effective at the reasonable assurance level.

Ongoing Remediation of Previously Identified Material Weakness

There are no ongoing remediation of previously identified material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine-months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Vice President, Finance, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We believe that from time to time we will have commercial disputes arising in the ordinary course of our business.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other registration statements, reports and periodic filings with the SEC that could materially and adversely affect our business, financial condition, and results of operations. The risk factors we have identified and discussed, however, do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In a private placement ( “Concurrent Private Offering”) completed concurrently with the completion of the initial public offering by the Company of its shares of Common Stock, it sold to accredited investors an aggregate of 93,750 warrants to purchase up to 93,750 shares of Common Stock (the “Private Warrants”). The Private Warrants were sold at a purchase price of $0.125. The Private Warrants have an exercise price of $8.00 per share, are exercisable beginning six months after issuance, and expire five years from the date of issuance. The Private Warrants have a demand and multiple piggy back registration rights for the underlying shares of Common Stock starting six months after issuance, may be exercised on a cashless basis, and have other terms that are typical of investor warrants such as anti-dilution rights and blocker provisions. The Private Warrants and underlying shares are subject to a one-year lock up from the date of issuance. The gross proceeds from the Concurrent Private Offering were approximately $11,719, and if the Private Warrants are fully exercised, for cash, the Company will receive up to $750,000. The offer and sale of the Private Warrants and the shares of Common Stock issuable upon exercise of the Private Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”) and are being offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and/or Rule 506(b) promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIZYNE TECHNOLOGIES INC.
(the “Registrant”)

Dated: November 12, 2024	By:	/s/ Michael Heltzen
Michael Heltzen
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Fouad Nawaz
Fouad Nawaz
Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

