Form 10-K
period 2024-12-31
EXOZYMES INC.
filed 2025-03-31
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42204

EXOZYMES INC.

(Exact name of registrant as specified in its charter)

Nevada	83-4550057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Royal Oaks Drive, Suite 106 Monrovia, CA 91016	91016
(Address of principal executive offices)	(Zip code)

(626) 415-1488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.000001	EXOZ	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 31, 2025, the number of outstanding shares of Common Stock was 8,367,810. The closing price of a share of Common Stock on March 29, 2025 on the Nasdaq Stock Market was $9.99.

The registrant completed its initial public offering and listed its Common Stock for trading on the Nasdaq Stock Market on November 11, 2024, therefore no common shares were traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiary.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements are not historical facts but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Important factors that could cause differences include, but are not limited to:

●	our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our overall operations and growth;

●	our ability to anticipate trends, growth rates, and challenges in our research, product development and partner company arrangements;

●	our ability to evaluate potential partner companies and assess their potential growth and the challenges of their business;

●	our ability to evaluate the product and service development of both the company and the partner companies, including product and service development, acceptance, commercial adoption and overall commercialization;

●	how we may have to raise additional capital, and the methods used for future financing;

●	regulatory, legislative and judicial developments that impact our businesses and those of the partner companies and our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business and those of the partner companies;

●	our ability to protect their and our respective intellectual property;

●	our relationships with our employees, clients and service providers;

●	our ability to identify, complete and integrate potential strategic acquisitions of complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets into our overall structure;

●	general economic conditions and trends and their impact on our business, which may include the economic consequences of changes in the rate of inflation and changes in operational costs and the availability of supplies as a result of tariffs imposed by various governments;

●	increased expenses associated with being a public company; and

●	our ability to attract and retain qualified personnel.

These above factors should not be construed as exhaustive and should be read with the other cautionary statements in this annual report.

PART I

Item 1. Business

Overview

Chemicals are ubiquitous and fundamental to our modern life - they are the basic building blocks of medicines, fuels, plastics, food, and colors, among many other applications that together contribute to our ability to live “the good life” in the modern world.

Harvesting chemicals from nature via traditional extraction methods is often inefficient and often requires large amounts of biological material to extract the necessary amounts of the desired chemical compounds. So, despite maybe being sustainable, it is not enough to supply the world’s demand through natural extraction, and it is not as scalable as cost effective, or flexible as using petrochemicals from a manufacturing point of view.

Since the discovery of oil and advance of petrochemistry, the world has used petrochemical production methods to produce many desired chemicals—but petrochemical production is often toxic and environmentally damaging and, therefore, unsustainable. Furthermore, there is a limitation to what kinds of chemical compounds petrochemistry can efficiently produce, as nature is simply much more diverse and complex.

As a best-of-both-worlds solution for future chemical production, we at eXoZymes Inc. believe that we have developed unique technology that will allow us to harness more of the mechanisms nature uses for biochemical production. We foresee the technology we are developing will allow for a future where we can build new biosolutions that harness nature’s diversity but are designable and engineerable and, therefore, as scalable as petrochemical, all while being sustainable.

This introduces a paradigm shift in chemical production through the groundbreaking and sustainable production of highly valuable new chemicals (e.g., small molecules), such as active compounds in pharmaceutical drugs, new generations of nutraceuticals, or the core energy-molecules in biofuels. Just to mention a few of the at least 100s of potential application areas we foresee that our core technology can be used for eventually.

All application areas represent large potential business opportunities. Focusing our efforts will be key. Focus will come from getting the order of the different addressable markets right. Finding the lower hanging fruits that can help pay for the next version of the platform development will unlock more of the business opportunity.

We believe this could represent a paradigm shift in how humans get access to chemicals in the future by leveraging this new way of using AI-designed and highly engineered enzymes (called exozymes) that allows for a new generation of “cell-free” biosolutions. We project cell-free exozyme biosolutions are to become the next generation of synthetic biology (SynBio) biomanufacturing. SynBio offered a similar kind of vision for the future, but it has mostly failed. The main difference is that many of the synthetic biology technology problems are relate to scaling up production to commercially relevant quantities using living cells, whereas exozyme biosolutions avoids the cell-based problems and scaling challenges by liberating the enzyme based chemical-production-pathways from the cell. Simply put, most living cells are difficult to scale as they do not want to produce chemicals that they do not need themselves and, especially, not at industrially relevant amounts. Exozymes on the other hand, are not living organisms and therefore, more like chemistry, scales lineally.

In response to feedback from stakeholders and the ongoing need to clarify the specific type of “cell-free biomanufacturing” technology developed and utilized by eXoZymes Inc. that gives us our competitive advantages and allows for our unique use of AI, a rebranding effort was undertaken in February of 2025 to provide greater clarity around the core technology and to distinguish us from existing SynBio approaches. Because we consider our technology so foundational, differentiated, and full of potential, we believe existing terminology was insufficient to accurately describe it. As a result, the term “exozymes” was coined and introduced — not only as a rebranding effort, but also as the definition of this new biomanufacturing scientific and technology method. As such, Invizyne Technologies, Inc was rebranded to eXoZymes, Inc.

Biomanufacturing using exozymes, called exozyme biosolutions, when designed correctly and efficiently can convert affordable and widely available feedstocks into a broad spectrum of valuable chemicals. Our capability to develop exozymes biosolutions for products in the nutraceutical and pharmaceutical markets, as well as isobutanol for use in Sustainable Aviation Fuel, has already been successfully demonstrated by eXoZymes through multiple publications, internal use cases, and non-public pilot projects with potential partners.

The next part of our commercial journey is bringing the best exozymes biosolutions into production, so the relevant “nutraceuticals, with pharmaceutical potential” chemicals can go-to-market, and, that way, we can make the world realize over time that there is potential for a new and better way of making the chemicals that will enable humankinds ability to live “the good life” now and in the future.

What are exozymes?

Exozymes are advanced enzymes engineered with the aid of artificial intelligence and bioengineering to function in bioreactors outside of living cells. These exozyme-based systems, called biosolutions (e.g. exozyme biosolutions), have the potential to efficiently convert affordable and abundant feedstocks into a wide array of valuable chemicals, including small-molecules used as e.g. active pharmaceutical ingredients (APIs), nutraceuticals, and biofuels to list as a few examples.

The team at eXoZymes has over a decade of expertise in enzyme engineering, optimization and the design of multi-step exozyme biosolutions. In our approach we have integrated artificial intelligence, bioengineering, and biochemical pathway engineering, using feedback loops that utilize our ability to generate high-quality data within a state-of-the-art laboratory setting that allows us to design, test, scale and make biosolutions for commercial use. Drawing inspiration from the scientific breakthroughs recognized by four recent Nobel Prizes in Chemistry, combined with our proprietary development, IP and trade secrets, the technological platform and developments behind these state-of-the-art biosolutions represents a new frontier - the next generation of biomanufacturing.

By utilizing exozymes rather than traditional methods or enzymes, it also potentially becomes significantly easier to design, engineer, and implement an exozyme biosolution pathway to produce new nutraceuticals and pharmaceutical compounds with enhanced or tailored properties.

Research and Development Grants

eXoZymes, Inc has received US government grants, primarily from the Department of Energy (DOE) for work related to isobutanol, and cofactor development, as well as grants from the National Institutes of Health (NIH), for work relating to cannabinoids. This funding has allowed us to advance our technology, conduct research, help validate our processes, and advance the boundaries of scientific and technological advancement in our field.

eXoZymes, Inc has also received grants from two non-government sources. One of the grants was from the Gates Foundation for work on terpene synthesis. Terpenes are a class of natural products that display myriad properties and are used as flavors and fragrances but also make of the core of numerous pharmaceuticals. The grant amount was $50,000, and the work was completed at about the time of founding eXoZymes. The second grant was from Shell GCxN, received in 2023, which is under the Shell Game Changer Award program. The grant was used for our work on scaling up isobutanol production.

From inception through December 31, 2024, the Company has received grants totaling $13,639,011. In the past, both government funding and private funding have been important sources of funds for the operations of eXoZymes. There is no guarantee that we will continue to be able to draw on US government grants and private grants and that obtaining new grants has become challenging. However, we do now have a great starting point for a business with the first version of a unique technology platform that can allow us to create commercial value, with which we will continue to try to leverage grants as additional resources. If we are not able to obtain any new government and other grant funding after the funding we have already been granted runs out, we may have to limit our operations or may have to raise additional capital from other sources to maintain or further develop projects and capabilities at eXoZymes.

Commercialization Strategy and Focus

As already described, the potential applications of our technology are vast. Initially, we plan to focus on low-volume, high-value chemical compounds that will often be natural products or their derivatives— and whose primary product use cases will be as the active ingredients used in nutraceuticals, and preferably those that also have the potential to become active pharmaceutical ingredients (API).

We believe nutraceutical use-cases offer faster time to market with less cost and complexity (e.g. regulatory work), whereas the pharmaceutical use cases (that often require higher end-product purity, longer regulatory timelines, and/or additional engineering to produce specialized derivative-versions of compounds that have optimized pharmaceutical qualities) typically have a much higher upside potential but takes more time and higher costs to fully develop. The good news is that most of the work to develop exozyme biosolutions used in the production of nutraceuticals will be reusable and can serve as the foundation for their pharmaceutical business case. Therefore, focusing on developing nutraceuticals with potential as pharmaceuticals represents a risk-minimizing strategy and double-dip opportunity that amplifies the chance for positive outcomes and returns of investments.

In rare application cases, we may work on projects outside of the “nutraceutical-with-pharmaceutical-potential” focus in the 2025-2026 timeframe. We define these other potential projects as those projects with “extraordinary business opportunities,” and the only example at this time is our isobutanol program. In the case of isobutanol, the US government via the Department of Energy, has granted us non-dilutive resources to build an exozyme biosolution to produce isobutanol that can e.g. be used for Sustainable Aviation Fuel (SAF) and other sustainable biofuels and industrial chemical applications, where we get to keep almost all of the upside (IP, new technology and the business opportunities). With little upfront costs to us, almost no downside (e.g. research costs are covered to a large degree), and otherwise all upside, isobutanol is a good example of an “extraordinary business opportunity”.

Other potential “extraordinary business opportunities” may be found via sponsorships and grants. We believe that other companies have struggled to achieve market-relevant economics or feasibility using the SynBio or petrochemistry approach, but they might have already promised or primed the market for adoption without a viable solution to provide the product. Because it is possible that an exozyme biosolution can be built much faster and cheaper than their approach, they might be customers willing to make a deal with us such that the sufficient upside (e.g. project cost, IP rights, licensing, royalties) provides us with overwhelming motivation to pursue the opportunity, despite the target compound or market not being a part of our current focus.

After the initial 2025-2026 “nutraceutical-with-pharmaceutical-potential” focus period, we plan to reevaluate our focus and possibly expand our focus areas if we find it beneficial to do so at that time. Regardless of the specific application markets we will add in the future, we anticipate that partnerships will be essential. In future markets where eXoZymes can bring a competitive advantage (better product or feature, cheaper prices, significantly “greener”, lower setup cost etc.) due to our state-of-the-art (bio)manufacturing biosolutions and a partner has established a viable commercial roadmap and access (such as a customer base, distribution networks, and market insights) a partnership will be optimal. Because we believe eXoZymes is fundamentally a platform company, collaboration with partners who possess deep knowledge and experience within specific markets and product domains can further benefit the platform by faster expanding our products and applications that if we tried to do it on our own.

Because eXoZymes is a young company, there are neither enough people nor capital currently available to pursue all potential markets independently. Therefore, we believe that without strong partnerships, the full promise of exozyme biosolutions would remain unrealized in our generation.

Previous Technologies and Their Limitations

Traditional production of fuels and chemicals has predominantly relied on two or three primary technologies; natural resource extraction, chemical synthesis, and more recently SynBio. Each method carries potential benefits but also significant drawbacks and notable limitations:

Natural Extraction: Many beneficial chemicals used by humans, such as vegetable oils, ethanol, perfumes, and pharmaceuticals originate from biological organisms (e.g. plants, microbes, etc). While these molecules can often be extracted from natural sources, many potentially useful chemicals are found in limited amounts in relation to biomass (e.g. at very low concentrations). Whether the natural source is enough for the commercial demand depends heavily on factors like crop yields, market demands and supply complexities, and geopolitical factors. Natural extraction is generally characterized as inefficient, especially when the desired molecule is only found in trace amounts in a plant or other organism. Processes that depend on natural extraction can require large amounts of energy and be very costly. Often, environmentally damaging solvents are used in the extraction process. When traditional methods of natural extraction are used, the method typically generates substantial amounts of waste product, which presents issues of local pollution and waste management. An additional limitation of natural extraction is an issue of the purity of the end-product, and in many instances the purification process will damage or destroy the molecule being sought or contaminants cannot be sufficiently removed. Achieving consistent quantity and quality are issues inherent to natural extraction. Using natural resources, such as plants, can also result in over harvesting with consequences to biodiversity, damaging land resources with negative impact on local income and related societal issues.

Chemical Synthesis: To circumvent the limitations of natural extraction, chemists have developed sophisticated methods for building molecules from simple petrochemical building blocks. Chemical synthesis is one of the most common methods of producing new molecules, and the chemical industry infrastructure is well-established globally. One of the major advantages of petrochemical synthesis is that it is highly scalable. However, traditional chemical production methods often suffer from substantive drawbacks such as high energy consumption, extraordinary and potentially dangerous operating conditions such as high temperatures or pressures, use of large volumes of toxic solvents (resulting in toxic waste), use of imprecise catalysts resulting in inefficient reactions, requiring extensive purification and associated costs, and each step in the synthesis usually requires different reaction conditions, making the process cumbersome and expensive, especially if pollution is seen as a cost, which is often a factor in determining the viability of an end-product. Generally, petrochemical processes are environmentally unfriendly, and especially the younger generations care deeply about that. In addition, side products and impurities can be difficult to separate from the desired chemical compound molecule; although some by-products are tolerated if they have their own commercial viability. Chemical synthesis also may have long and complex production cycles and can require enormous biomanufacturing equipment investments although this can sometimes be mitigated by the scales which petrochemical processes are deployed at.

Synthetic Biology (SynBio)/Metabolic Engineering of Cells: To provide alternatives to chemical synthesis and natural extraction, significant efforts have been made to bioengineer living biological organisms like yeast and bacteria to be able to convert simple biomass feedstocks into valuable chemicals. Synthetic biology (SynBio) seeks to genetically reprogram a living cell organism, into a “living chemical factory.” By DNA manipulation, SynBio tries to force the cell to produce the desired molecule end-product. The SynBio approach has some benefits over the other two methods mentioned above, but it has been more difficult than originally thought to realize economic production of end-products at scale in a timely fashion and at a reasonable cost. So far, achieving commercially viable production of chemicals using SynBio has been challenging, and most projects and companies trying to use SynBio for biomanufacturing have gone out of business. The failure of SynBio approaches can be a combination of many issues, including difficulty in keeping the host microbe alive, especially if the desired end chemical product or intermediate chemicals are toxic to the cell, and competing metabolism where other internal processes either compete for the starting material or the cannibalization of the product molecule for the cell’s own needs. These complications result in long and uncertain SynBio development cycles, low yields, high costs, and high failure rates. Overall, SynBio’s economic viability remains challenging, with the cost structures being influenced by research, development, scale-up processes, and expensive manufacturing. The collapse of SynBio industry stalwarts like Zymergen, Demetrix and Amyris is exemplary of these risks.

Our Next Gen Biomanufacturing Solution

We believe eXoZymes biomanufacturing platform is a distinct and more effective path to environmentally and commercially sustainable biomanufacturing compared to existing methods. Our approach avoids the complexity of engineering virtually uncontrollable living cells that historically have plagued SynBio efforts. Since living cell’s do not benefit from being used as “chemical factories”, they will fight back as if their lives depend on it. Rather than trying to engineer the enzyme pathways in the context of a living cell to produce a desired chemical, we remove cells from the equation by reconstituting stabilized enzymes (e.g. exozymes) cell-free. As a result, our cell-free approach has the potential to produce small molecule natural products efficiently and cost-effectively with enhanced control and shorter timelines. To produce small molecule natural products efficiently, we isolate the desired enzyme catalysts produced at high levels in industrial microbial hosts such as E.coli (bacteria) or P. pastoris (yeast), and then place the desired mix of exozymes in a bioreactor along with the feedstock (the basic raw material for the desired product), cofactors (a substance, other than the substrate, whose presence is essential for the activity of an enzyme or exozyme) and other proprietary elements required to make the desired product. The result is a biosolution that can be used to biomanufacture chemicals of interest, without the complications of living cells, while still having all the advantages and the sustainability of biology that drove the vision of SynBio.

We believe that using exozymes overcomes the scalability challenges that have historically limited commercial viability in the synthetic biology (SynBio) sector. By removing enzyme-catalyzed chemical reactions from the constraints of cellular environments, much higher titers, yields, productivities, and purity can be achieved. As such, we believe our technology, IP platform and partnership offerings represent the logical next generation of biomanufacturing, both in the short term for addressing nutraceutical markets with potential to access pharmaceutical markets and in the long term for larger commodity and specialty chemical markets, if and when depleting natural resources and/or pollution due to petrochemical processes makes their production challenging or unsustainable.

Moreover, eXoZymes’ platform offers potential access to chemicals and conversions that might be difficult or practically impossible to develop and manufacture using traditional SynBio or chemistry approaches.

We believe eXoZymes’s technology has the potential to overcome many of the inherent limitations and bottlenecks of currently used legacy technologies such as SynBio and petrochemistry. We think exozymes can enable the building of complex enzymatic pathways outside of cells that may operate with exceptional efficiency for long periods of time, thereby producing sizable quantities of the desired product at high purity, at a manageable cost.

We believe our approach enables:

1.	Complex, multi-step chemical conversions in one bioreactor pot. Conventional chemical synthesis usually requires each chemical step to be performed in separate reactions, necessitating individual product isolation after each step. The precision of enzymes and exozymes, all functioning in an aqueous medium, permits multi-step conversions within one container, boosting productivity and efficiency. Resulting in lower cost.

2.	Environmentally friendly reactions. Traditional chemical synthesis often requires toxic solvents or catalysts and can require high temperatures and pressures. In contrast, enzymes operate in water under benign conditions, leading to less environmentally damaging conditions and much less toxic waste.

3.	High product yields. Traditional chemical synthesis rarely matches the precision of enzymes and exozymes, resulting in inferior yields, especially across multiple steps. In cells the many competing reactions lower overall conversion yield, a problem we can obviate by the highly controllable and engineerable exozymes platform.

4.	Modular components enable quick system development. The platform is built on modular components or subsystems that are optimized for certain exozymes catalytic conversions from feedstock, over enzymatic step by step breakdown or built up, until you have the chemical end product of choice. These exozymes modules can be coupled for faster design of biosolutions, with new research and development limited to brand new steps, of an overall multistep biosolution.

5.

Rapid reaction optimization through faster Design-Build-Test-Learn cycles. The exozymes platform offers clearer comprehension and control, and it is easier to design and build biomanufacturing systems compared to the enzymatic pathways with competing and interdependent activities found in living organisms. As such, we can accelerate troubleshooting, de-bugging and foster precise engineering solutions, including improved versions of a biosolution.

6.	Elimination of toxicity constraints allows for higher product titers. In cell-based conversions, products or intermediates can be toxic, resulting in halted production. Our approach, which is independent of living cells, negates such issues.

7.	Higher productivities can lead to lower CapEx: The platform can surpass both conventional chemistry and cell-based conversion rates, especially if higher enzyme loads or faster enzymes are utilized, leading to reduced operational footprints and capital expenses.

8.	Simplification of product purification. Compared to chemical and cell-based methods, the platform maintains a simpler composition with generally fewer side-products, facilitating faster purification and potentially lowering downstream processing costs. Isolation cost of SynBio has often ended up being more expensive than the chemical product itself, nullifying any business potential.

Our Business Model

eXoZymes is a pre-revenue, development stage company focused on building a robust technology platform that can develop assets (spinouts, JV and licensing deals) that can be reapplied multiple times in different markets with only small changes, while maintaining and capturing new fundamental IP in each application. As a young company without a history of manufacturing, product development, or marketing endeavors, we seek partners with relevant manufacturing footprint and experiences to share costs, risks, and revenue related to the shared business opportunities that result from development and deployment of our exozymes based biomanufacturing solutions. Given the intricate nature and potential cost associated with developing and establishing biomanufacturing facilities for many kinds of chemical molecules, at different batch sizes, and types of feedstocks, we plan to employ a focused strategy which centres on nutraceuticals-with-pharmaceutical-potential, to align most of the biosolutions we develop and commercialize. We believe that focusing on nutraceuticals-with-pharmaceutical-potential will allow us to reuse as much knowledge and same batch size infrastructure as possible from multiple biosolutions, from the R&D stage all the way up to ongoing biomanufacturing production realities.

As a cash-flow-negative, early-stage development company, eXoZymes is highly focused on achieving its next value inflection point—where the public markets will acknowledge and appreciate the value of the assets and business cases we built—enabling us to secure additional capital and/or explore opportunities to sell or license our developed biosolutions.

Our initial business model will therefore look to commercialize (by way of spinouts, JV and licensing deals) the best and most mature biomanufacturing solutions for specific market applications (e.g. a specific nutraceutical)from our technology platform. As a result of getting things into licensing deals, JVs and spinout companies, it becomes easier to recognize the value of these new assets (especially as people will be able to study how those biosolutions can provide real and tangible competitive advantages in the specific markets) and how they can stand on their own as the chemicals in specific product offerings. We believe we have at least three ways of demonstrating and communicating asset value:

●	Spin-out (aka a fully owned purpose built subsidiary – initially 100% owned by eXoZymes)
If and when we identify a business opportunity (via a specific market application for one of our exozyme biosolutions), we plan to establish a dedicated commercialization team to evaluate the challenge within a defined market, prepare the internal project, and establish requirements and milestones for the developed asset to be spun out as a fully owned subsidiary. As the internal asset matures both on the business and the technical side, we anticipate that the wholly owned asset will be spun out to form an independent company. Once the independent fully owned purpose-built subsidiary is formed, external partners (go-to-market partners, investors, new employees etc.) might join through investment and/or contribution of resources. We plan to use this model when we can see a path towards a significant value inflection point for the spin-out, where the value inflection point can be reached solely through the work and resources of the spin-out with the help of eXoZymes AND when we know there is a partner, investor, or customer ready to recognize the value in a way that gives the spin-out runway to reach its next value inflection or an exit.

●	Joint-ventures (and built-to-exit/built-to-order entities)
eXoZymes has seen significant interest from partners wanting to do joint ventures (JVs) where eXoZymes will develop and bring the biosolution to the JV and the partner will bring financing, market expertise, and/or access to the market. In this model, we plan to collaborate with a partner to form a new JV company, that will focus on a specific market or product opportunity. Under this business scenario, each party would likely contribute essential capabilities, assets, capital, resulting in a combined effort that delivers greater value than the sum of its parts. Depending on what value a partner brings to the JV, and how valuable the biosolution and the strength of the competitive advantages it provides, eXoZymes will end up with a little or a lot of the JV.

eXoZymes also has had conversations with partners to develop “built-to-exit/built-to-order” solutions, where a partner is interested in eXoZymes building a specific biosolution as a stand-alone company, so that the partner can then buy the solution if/when specific specifications and goals are hit. Some partners may even finance the “built to order” company, as long as they have an option-to-buy (possibly at a fixed amount). This solution exists because for some outside companies, it is better to acquire small companies than engaging in fixed licensing deals or sponsored research, due to how it is reflected on their balance sheet versus their profit and loss statement. This approach may be attractive to eXoZymes because it is a way of making sure that, if eXoZymes takes and solves all the technical risk, it can have a more or less guaranteed exit.

●	Licensing
Licensing agreements are the typical focus of partnership conversations where partners operating in mature markets aim to optimize or replace all or part of their existing products or their chemical production. These kinds of partners often look for a biosolution where they can pay eXoZymes for R&D costs plus pay a royalty percentage of future revenues. Depending on the balance of the deal a partner may want or have to pay a license initiation fee to gain access to and utilize the core technology in their field-of-use and/or countries of business. We will be open minded to all licensing types and formats, as long as it fits into building a positive (licensing asset) in our future portfolio of assets and income streams. Some of the licensing deals might be “front-loaded”, especially in the initial years where eXoZymes will still have a liquidity capital need, and later on it can be more “long-tail” licensing deals, if that has higher life time value.

All three routes to commercializing assets described above can lead to clearly identifiable value through building specific assets as well as short-term and long-term revenue. Short-term revenue may be in the form of access fees to eXoZymes platform and IP, as an initial part of a partner deal, R&D fees, enzyme/exozymes sales, short term milestone payments. Long-term revenue may be in the form of licensing royalties and revenue sharing, and with time, sales of asset/ownership/exits.

While we believe some revenue might be generated from eXoZymes selling production of specialized enzyme/exozymes and/or selling development services, in the initial years we may not seek substantial profit margins from these services in the short-term to avoid it being something holding back deals and growth. We would rather make sure to enable the use of our biosolutions for specific markets and allow our platform to grow fast and achieve market acceptance, instead of optimizing short term profits for the sub-system components (e.g. selling specific enzymes/exozymes). However, adding fair levels of profit margin when possible, means certain services and specialized enzymes/exozymes hold significant medium- to long-term revenue potential. Given the short-term factors mentioned, investors and stakeholders should consider spin-outs, joint venture launches, and partnership deal announcements as key indicators of progress throughout the current and upcoming growth stages, instead of just short term revenue numbers.

Intellectual Property

We believe eXoZymes’ inventions cover a wide range of technologies and innovations related to biomanufacturing. These inventions include new chemical entities, composition of matter IP on novel and engineered individual enzymes with changes in stability, activity, specificity, or a combination thereof, as well as systems of enzymes designed for pioneering novel manufacturing processes. Additionally, our inventions include cofactor and metabolite management optimized for sustained reaction continuity, and advancements in enzyme expression strains and processes. We protect our technological edge through a combination of patent applications, trade secrets, and professional know-how and competitive advantages that only may be known by a subset of our corporate organization. At present, eXoZymes has a portfolio of patents and patent applications, filed in the United States and other countries, that are deemed relevant and are positive value vs the inherent cost. Additionally, we have several additional IP assets including invention disclosures and proprietary trade secrets. Included in our patent portfolio, is a license for a suite of patents from the Regents of the University of California, which safeguard different aspects of co-factor regeneration, cannabinoid biosynthesis, and engineered enzymes, from the work of our co-founders before the efforts was spun-out as the company we are today. We believe that our consolidated IP position and portfolio provides a defensible position that enables the creation of complex, robust, sustainable biosolutions enabling significant competitive advantages.

To provide a defensible position and foster innovation, we may establish research and development programs, that continues to ensure our lead position in this biomanufacturing technology vertical. Through those potential research and development programs we intend to further develop IP that will target the following domains:

●	Comprehensive biosolutions, systems, elements and methods for cell-free exozymes biomanufacturing.
●	Biomanufacturing processes tailored to nutraceutical and pharmaceutical (e.g. rare and new-to-nature cannabinoids) production and derivatization.
●	Natural products, (first focusing on nutraceutical, pharmaceutical-oriented) biomanufacturing.
●	And commodity chemical and fuel etc. systems and biomanufacturing when extraordinary opportunity presents itself – like our isobutanol project.

Key terms of the license agreement with the Regents of the University of California

On April 26, 2019, we entered into a licensing agreement with The Regents of The University of California, through the University of California, Los Angles (“UCLA”). This agreement pertains to certain patent rights, notably encompassing: (i) pathway designs for the balance of co-factors in a cell-free system, and (ii) cell-free platform for the prenylation and a designed enzyme for cannabinoids biosynthesis. We hold a worldwide exclusive license to the valid claims of the patents held by The Regents and a non-exclusive license to the associated technology, with the right to sublicense, import, make, have made, use, provide, offer to sell, and sell all products derived from the technology covered by the license agreement. The licenses extend to affiliates of the Company. The Regents have retained the right for itself to use the patents for educational and research purposes, publishing and performing clinical diagnostic and prognostic services of its healthcare system.

The initial license fee was $6,000 and the continuing license maintenance fee is $2,500 per year. The license requires a minimum annual royalty, initially in the amount of $15,000 rising to $50,000 starting the third year of the license. eXoZymes is to pay The Regents a royalty on the net sales of licensed products equal to two percent with respect to therapeutics products, and one percent with respect to all other products, payable quarterly. To date, the Company has not developed products that have generated net sales on which a royalty is due. eXoZymes is also to pay an initial sublicensing fee equal to 15% which falls to 8%. There are additional milestone payments due based on net sales equal to $250,000 on the first $1,000,000 of net sales of an initial licensed product and then $350,000 when a second licensed product has $2,000,000 of net sales. The aggregate of payments made to the Regents in connection with our license agreement with the Regents, from 2019 to December 31, 2024, is $371,803. This includes payments for patent fees associated with the license and maintenance fees. In addition the Regents were issued an aggregate of 249,689 shares of the common stock of eXoZymes. The Regents have entered into a one-year market stand-off agreement with respect to its shares of Common Stock.

eXoZymes is required to use commercially reasonable efforts to achieve specified development milestones. If these are not achieved then The Regents has the right and option, at its sole discretion, to either terminate this Agreement or reduce the exclusive license to a nonexclusive license. We believe we have met the milestones, and retain the license on the exclusive basis. The term of the license is for 10 years after the first commercial sale of a licensed product that triggers an earned license fee. We are required to carry specified levels of insurance, maintain certain records and provide copies to The Regents of specific reports, and provide for certain ongoing patent costs.

Regulation

As eXoZymes continues to develop and optimize its exozyme-based biosolutions and their applications to make chemical products for use in the nutraceutical, pharmaceutical and isobutanol/biofuels industries, these products will require the Company to address regulation of different kinds. Depending on the particular product and marketing pathway, we may have to address regulatory compliance ourselves or we may be able to require a third party licensee to undertake meeting the regulatory requirements of our product as a stand-alone licensed product or in conjunction with their own product.

Cannabinoid Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labelling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of chemicals such as those that we may develop. eXoZymes, or third-party contractors or licensees, may be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the United States and other countries for which we wish to conduct studies or seek approval of any of our clinical use or otherwise regulated products. Companies involved in the production of pharmaceuticals are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

Even where the particular product is only to be used topically or in edible products, the Federal Food Drug and Cosmetic Act, extends regulation to foods, dietary supplements, cosmetics and veterinary products. Nutraceuticals and e.g. Cannabinoids are used in a variety of topically applied lotions, salves, oils, sprays and transdermal patches. Cannabinoids, as an example of our nutraceuticals, are also found in products that one eats. State regulation in about half of the states of the United States extends to a variety of product attributes that include cannabinoids, including (i) the percentage of a cannabinoid that may be included in these kinds of products, (ii) warning labels, (iii) restrictions on packaging to protect children and child resistant packaging, (iv) application of general food safety regulations, such as food production, packaging and handling, (v) prohibitions on the kinds of products that can contain or be infused with cannabinoids, and (vi) the appearance of products that contain cannabinoids. Some forms of synthetic cannabinoids have been banned from being used in connection with human intended products.

New chemical small molecule compounds that go into foods or are used as dietary supplements, which have health claims attached, are subject to regulation as set forth in the U.S. Dietary Supplement Health and Education Act of 1994. The FDA does not approve dietary supplements, but it does regulate them for safety. As such, regulation would be under various FDA requirements and the New Dietary Ingredient notification process. However, if the molecule compounds are used in cosmetics, it does not require FDA approval prior to going to market, which is the same as for dietary supplements, as long as they have been tested for safety.

Specifically relating to tetrahydrocannabinol (THC, the gem dimethyl cyclized ether of cannabidiol specifically with a 5 carbon alkyl chain on the resorcyclic acid moiety) and its psychoactive derivatives, per 21 C.F.R. § 1308.11(d)(31) (7), if the small molecules are derivatives of THC, they may be subject to federal regulations. As such, this would require any such derivatives to follow the FDA Drug Development schedule for Clinical Trials. The FDA regulatory pathway for drugs would govern activities related to these compounds. However, if the compounds are not tetrahydrocannabinol analogs (e.g. the alkyl chain is less than 5 carbons or the compound contains a different cyclization pattern), then they would likely be subject to regulations set forth in the 2018 Farm Bill (and/or the U.S. Dietary Supplement Health and Education Act of 1994). For example, tetrahydrocannabivarin, which is a THC analog but with a 3 carbon alkyl chain instead of a 5 carbon, may or may not be subject to the 2018 Farm Bill if it is made synthetically as opposed to being extracted from the hemp plant.

The FDA and congress are continually updating their cannabis and cannabinoid policies, so we believe that regulations are likely to change. Other uses that are likely not subject to regulation (as long as it is not a THC analog as described above) by the FDA are cosmetics, supplements, and dietary aids as long as there are no health claims associated with the product, and they are safe as described above (or it is not a cosmetic/topical drug). Where cannabinoids are used as analytical standards or research aids, these would also not be regulated.

BioFuel Regulation

Numerous pieces of Federal legislation impacting the oil and gas industries have been passed by Congress over the last many decades. Some of these statutes include (i) the Interstate Commerce Act of 1887 that regulates interstate transportation of fuels, (ii) the Energy Policy Act of 2005 that outlines the incentives and benefits for oil and gas producers that help make the United States energy self-sufficient and also establishes the renewable fuel standard (RFS) program where gasoline must be blended with renewable fuel, (iii) the Clean Air Act, the Clean Air Act Amendments of 1990 and the Clean Air Act Extension of 1970, and subsequent amendments, dictate fuel standards, including banning leaded gasoline, and (iv) the Energy Independent and Security Act of 2007 that expanded the renewable fuel standard (RFS) program, in addition to increasing fuel economy standards. The Environmental Protection Agency (EPA) currently administers the RFS to impose an annual minimum volume of biofuels based on the estimated total volume of transportation fuels. Since the RFS indirectly subsidizes capital investment in the construction of biofuels plants, the RFS is expected to continue to stimulate and shape growth in the biofuels industry.

Governments at different levels in the United States have introduced various support policies to promote alternative and renewable energies. These policies aim to reduce greenhouse gas emissions and to improve energy security. Major policy initiatives include biofuel mandates and tax credits. It is widely expected that these policies will significantly affect both the environment and the economy of the United States. For example, biofuel production has effectively changed the role of agriculture by creating a linkage between the agricultural and energy sectors. Economic research indicates that the biofuel mandate has significantly affected agricultural commodity prices, which has caused a structural shift in land use and crop production.

For biofuel to be sold in the U.S. market, the fuel must meet certain quality specifications. In the United States, biofuel must meet the American Society for Testing and Materials (ASTM) requirements for biofuel fuel. There are similar standards in Europe. Additionally, standards and regulations also address safety related issues, which is in part under the purview of the Occupational Safety & Health Administration. All these standards, however, are in constant development and change, and are challenging the means of analysis, grouping and standardization. Biofuels have significantly different chemical compositions from hydrocarbons, which means different physical and fuel properties. Where hydrocarbon fuels have a very extensive system of industrial standards and testing, biofuel standards and testing methods are still being developed. Because biofuels are being created and developed at such a rapid pace and with ever greater complexity, the standards, testing and regulation is constantly evolving to keep up.

The properties of biodiesel, for example, depend on several factors, including the feedstock and the refining process. Producers who follow standard procedures to make the fuel, such as those of the Biodiesel Production Principles and Processes Guidelines and the ASTM, will have a better chance of producing fuel that meets the specifications for sale and use. The standards generally focus on (i) flash point, (ii) water and sediment, (iii) kinematic viscosity, (iv) sulfated ash, (v) sulfur, (vi) corrosion, and (vii) combustion, along with a significant number of additional criteria. Similar to biodiesel purchasers of other biofuels will also require testing and adherence to public standards and their own requirements and test their purchased biofuel product for meeting the various standards that exist and that may be established. For example, these standards are meant to provide quality specifications so that there are no adverse consequences from their use or inclusion in another form of fuel such as severe as engine seizure, filter plugging, and adverse emissions. It is expected that safety standards will also predominate regulation as biofuels gain use in more fuel products or energy supply systems.

As biofuels are developed and successive generations of production processes and products are created, we expect that environmental sustainability issues will be addressed and regulation will evolve. Biofuels are being promoted as a low-carbon alternative to fossil fuels as they could help to reduce greenhouse gas emissions and the related climate change impact from transport, among other uses. However, as there are concerns that their wider deployment could lead to unintended environmental consequences, it is expected that policies and forms of regulation or incentives will emerge to evaluate, monitor and control the broader impact of their use. To date, the findings about the impact and benefits of biofuels are often conflicting, with a wide variation in their conclusions. We believe that the studies and findings are highly situational and dependent on many factors, including the type of feedstock, production routes, data variations and methodological choices. Currently, there are studies that show that reductions in greenhouse gas emissions from biofuels are achieved at the expense of other impacts, such as acidification, eutrophication, water footprint and biodiversity loss. These will have to be addressed as the industry evolves, and processes will have to be developed to address these issues.

Competition

We believe eXoZymes stands at the forefront of multi-step cell-free biocatalysis aka exozyme system development for the production of diverse chemicals. While use of simple enzymes for single step conversions are commonplace in a variety of industrial processes, we believe the uniqueness of eXoZymes’s technology lies in its ability to build multi-step, complex, yet robust and efficient, enzyme modules and exozymes biosolutions to be used for biomanufacturing.

In the space of cell-based synthetic biology, considerable efforts have been, and are being, devoted to engineering living organisms to produce useful chemicals ranging from high-value natural products like cannabinoids to commodity products such as, fuels, plastics, and building block chemicals. Given the broad and growing attention to the environment and the environmental benefits of synthetic biochemistry, many players are attracted to the industry. Currently, there are many companies in the synthetic biology space and in the related application markets, including well-known firms operating in the industry segments of life science and biology solutions, pharmaceuticals, alterative meat, beauty, agriculture, automobile, fashion etc.. The number of companies and scope of industry segments touched upon demonstrate that this is an active, developing industry.

We believe that we will face competition from many companies and research institutions that are currently working in, and will enter, the future cell-free exozymes industry to work on the many aspects of cell-free synthetic biochemistry. Debut Biotech and Solugen Inc. promote the advantages of cell-free enzymatic systems over cell-based systems, but their processes appear to use simple one to two step pathways. Codexis, Inc. partnered with Tate & Lyle and Merck & Co., Inc. on different, highly specific projects that use multi enzyme pathways, such as enzymatic Islatravir synthesis, illustrating the potential for complex enzyme cascades, but their principal mission diverges from the enzymatic manufacturing of more general chemicals. There are many companies that focus on enzyme engineering, such as Codexis, Inc., Allozymes Pte Ltd. (Singapore), Enzymit Ltd. (Israel and US), Zymtronix Catalytic Systems, Inc., Arzeda Corp. and Quantumzyme LLP (India). There are other companies that develop enzyme immobilization technologies. There are a number companies operating in the biofuels space, such as Valero Energy Corporation, ADM Corporation, Cargill Company, Gevo, Inc. and Butamax Advanced Biofuels LLC that focus on ethanol technologies.

Additionally, we believe that we will also compete against the numerous companies around the globe that dominate particular market segments for products made or sourced using synthetic chemistry or via natural extraction.

We believe that the majority of companies that present some aspect of competition are well established companies that have more experience identifying and carrying out the scientific development required of products that will be competitive to those of eXoZymes. Many of these companies have, and others that we anticipate entering the market in the future will have, greater financial and management resources, brand or scientific name recognition or industry contacts than we possess. A number of the companies are multinational companies, and many are also publicly listed companies, with large market capitalizations.

We believe that we compete with those firms based on a number of factors, including

●	our founder’s reputation and history,
●	our work and successes to date since founding,
●	our willingness and ability to strategically partner with other companies,
●	the overall abilities and experience of our management and staff, and
●	our ability to use our technologies to develop new products and chemicals for their potential commercialization opportunities.

We also believe eXoZymes will compete based on our unique technological approach. We believe our scientific approach and proprietary technologies are not as specialized and limited as those of our competitors, thereby opening product pathways for a plethora of more diverse chemical manufacturing applications. We believe that our intellectual property including our trade secrets, our special methods of doing e.g. recycling of essential cofactors may allow us to operate extensive multistep processes outside of a living cell, in a production-effective manner that will allow us to compete effectively. This example represents a competitive advantage over traditional synthetic biochemical companies.

In the biofuels sector, we do not compete directly with ethanol producers because our primary target, isobutanol, is widely regarded as a superior biofuel due to its higher energy density, than ethanol allows for, and the use of ethanol and isobutanol therefore is very different and distinct.

Employees and Facilities

eXoZymes’s forward-looking strategy anticipates upscaling in terms of both personnel and manufacturing capabilities over the coming years. We expect our expansion will span our operational segments, including business development, research and development (R&D), fermentation/enzyme production and pilot-scale chemical production.

As of December 31, 2024, eXoZymes boasts a dedicated team of approximately 31 full-time employees or equivalents. Among them, 11 hold doctoral degrees. Eighteen employees focus on R&D efforts, four are dedicated to pilot projects, while the remaining nine concentrate on business development, finance, and general administration. In addition to expanding our business development efforts, eXoZymes plans to expand both R&D and manufacturing scaling efforts, which will require us to bring on new hires in multiple departments. These hires will be responsible for sales efforts, pioneering processes, innovations, and ramping up production scales.

None of our employees are affiliated with labor unions or are part of a collective bargaining agreement. We believe we have a positive and harmonious work environment and our employee relations are good.

Facilities

Our headquarters and R&D facilities are currently located in Monrovia, California. We lease approximately 10,000 square feet of recently renovated space. Of the total space, a portion is reserved for R&D pilot activities and the balance of the space is split among the general and administrative office, R&D laboratory requirements, fermentation uses to develop and produce needed enzymes, and to house an analytical lab. The Company believes its existing facility is in good operating condition and suitable for its future operations

Legal Matters

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

Business Risk Factors

eXoZymes has a limited operating history on which to evaluate its ability to achieve its operating objectives.

eXoZymes was founded in 2019, and was focused on developing our science and technology until a year ago. We are a pre-revenue, development stage synthetic biochemical company, despite now investing significant time and resources into commercializing our technology according to our Business Overview, Commercialization Strategy and Focus, and Business Model. We have only a limited operating history and only have incurred losses to date. Therefore, there can be no assurance that the development efforts of eXoZymes will produce commercially viable processes or potential products, achieve market acceptance, or generate revenues that will sustain its business, despite that is what we are working hard to achieve. With a limited operating history, no marketing track record, and no commercialized products at this time, it will be difficult for investors to make predictions about the future success or even the viability of eXoZymes, and any predictions may not be as accurate as they could be if the Company had a longer operating history or a history of successfully developed, commercialized products and generating revenue from products.

Our financial statements include a going concern footnote.

Our financial statements have been prepared on a going concern basis, which implies that the we will continue to realize our assets and discharge our liabilities in the normal course of business. The company incurred net losses of $5,861,335 and $2,038,389 during the years ended December 31, 2024 and 2023, respectively, and used cash for operations of $(8,505,650) and $(1,180,870) for the years ended December 31, 2024 and 2023, respectively. Management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the company’s pre-revenue status. The company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations.

We cannot assure you that we will generate revenue or become profitable in the future.

As we are a pre-revenue, development-stage technology company, we do not expect to generate revenue or net income until we successfully commercialize our first products over a significant period. As of this date, our technology is still largely in development, and the limited number of products are being produced only at lab scale quantities. We are incurring operating losses, and we cannot assure you that we will generate revenue or be profitable in the future. Our products in development and our future products may never reach commercial scale quantities or become commercially viable. Even if we find commercially viable applications for our technology, which may include licensing, we may never recover our research and development expenses and other start-up expenses.

We may need additional capital to support our growth over time. Additional capital, may be difficult to obtain thus restricting our operations and resulting in additional dilution to our stockholders.

Over time, we anticipate that the business will require additional capital to implement the long-term business plan of product development and commercialization. As we require additional funds, we may explore future financing arrangements for the Company as a whole and financing specific segments of our business by using additional private and public offerings of our securities, borrowings, spinouts, joint ventures, licensing, asset sales and merger transactions. We also may seek government research grants, as they may be available. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling equity based securities, the ownership interest of our current stockholders will be diluted. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may have to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity.

In the future, we may not be able to obtain government and private grants which have been an important source of funding our operations since inception.

From inception through December 31, 2024, eXoZymes has received grants totaling $13,639,011. In the past government funding and private funding have been an important source of funds for the operations of the Company. There is no assurance that we will continue to be able to draw on any outstanding US government grants or other private grants or be able to obtain new grants. If we are not able to obtain government and other grant funding, we may have to limit our operations or may have to raise additional capital from other sources. Currently, we do not have any identified sources of funding. Other sources of funding may be dilutive to our shareholders or more costly than past sources of funding.

We are unsure if and when eXoZymes will become profitable.

We have not yet demonstrated our ability to generate revenue, and we may never be able to produce material revenues or operate on a profitable basis. We expect to experience operating losses and negative cash flow for the foreseeable future. We expect to expend significant cash resources on hiring personnel, continued scientific and potential product research and development, potential product scaling, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, and general and administrative expenses. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, science and other operational personnel, and the continued development of relationships with strategic and collaborative partners. We may not be able to obtain financing in a sufficient amount or at all, or on terms that are acceptable to us. We anticipate our losses will continue to increase from current levels during our continuing development stage.

eXoZymes may not be successful in its efforts to use its proprietary biomanufacturing platform to build a pipeline of products.

A key element of eXoZymes’s strategy is to use its experienced management, engineering and scientific teams to build a pipeline of products using its exozymes biomanufacturing platform and further develop those products into commercially viable chemical products better, faster and cheaper than possible using traditional materials and methods. Although its research and development efforts, to date, have resulted in what we believe to be potential products, we may not be successful in further developing products to the level of commercial viability or be able to continue to identify and develop these and other products. Even if it is successful in continuing to build a pipeline of products, not all potential products it identifies may be suitable for development and use in commercial products. If eXoZymes is unsuccessful in these efforts, the value of the Company may be significantly limited or lost, our investors may suffer a loss in relation to their investment in the Company, and eXoZymes may have to curtail or cease its business.

The market, including clients and potential investors, may be skeptical of the viability and benefits of eXoZymes’s pipeline chemical products because they are relatively novel and are based on complex technology.

The viability and benefits of our products in development, which currently include nutraceuticals and pharmaceutical (e.g. cannabinoids), and isobutanol (a 2G biofuel), may be difficult to assess because they are based on a relatively novel and complex technology. eXoZymes’s technology consists of using cell-free multi-step enzymatic bioconversion systems that we have named exozymes biosolutions. The exozymes platform and the limited number of products that we are developing are currently in various stages of research and development, limited pilot production phase and/or pre-clinical assessment as a therapeutic or product for other uses. It may be an issue that what is possible in the small quantities used at the research level cannot be replicated as production quantities are increased for testing and commercialization. Each product may be required to be progressively scaled up from early research production quantities to show the feasibility of production in larger quantities, whether for clinical evaluation, testing, and ultimately commercial manufacturing amounts before being made available to clients. As eXoZymes continues to develop and optimize its platform and processes to make what it has determined to be the initial potential products in the quantities needed for research, clinical or testing evaluation and manufacturing, there can be no assurance that such products will be understood, approved, or accepted by clients, regulators and potential investors, that the relevant platform and processes can be used for commercial manufacturing, or that it will be able to sell products at competitive prices and with features sufficient to establish demand and generate revenues or any level of profit. Another consideration if a product is a candidate as an active pharmaceutical ingredient, then it will require FDA and/or other applicable regulatory approvals, including manufacturing approvals, which may not be obtainable. If it is unable to convince potential clients of the utility, approvability and value of its products, it will not be successful in entering the markets that it has identified, and its business and results of operations will be adversely affected.

The synthetic biology market is a rapidly expanding and changing market, and if eXoZymes is unable to keep up to date with developments, its business may be adversely affected.

eXoZymes is operating in a rapidly growing and changing business space within, or as a competitor to, the synthetic biology market. Therefore, the market is becoming more developed and highly competitive. eXoZymes may have to continually assess the overall market, and the application markets and what kinds of products will be in demand. If it fails to anticipate market demands or is not able to meet a market demand in a timely fashion, its research and development efforts may not pay off as expected or at all. The intellectual property aspects of this market are constantly evolving, and patents filed several years ago by potential competitors are currently being granted, which may force eXoZymes to license technologies it needs for its processes or to develop a workaround to the valid claims of others. eXoZymes may not be able to obtain any necessary licenses or develop processes that do not infringe on others; in which case its business may be impaired and it may be prevented from executing its business plan. The cell-free synthetic biology market in which eXoZymes seeks to compete, is relatively new, and therefore the extent to which it may encounter intellectual property of others that limits or restricts its processes is unpredictable.

eXoZymes may face unique regulatory hurdles because its bio-synthesized compounds are novel.

Because bio-synthesized compounds are still considered novel, regulators and the public, may perceive them differently from naturally occurring molecules, notwithstanding the fact that molecules are the same whether synthetically created or naturally occurring. Therefore, eXoZymes may have to provide additional validation related to the science of its compounds in order to obtain regulatory and market approval to gain product adoption. Providing additional validation will cause delays in development and commercialization, which will result in additional funding requirements that may not have been anticipated. eXoZymes may never achieve the required approvals in which case its business model will be impaired, and eXoZymes may not be able to achieve commercial success.

Because its chemical and small molecule compounds are novel, eXoZymes may have to perform tests for safety, use, approval and claim validation.

We anticipate, because some of the compounds are unique, that eXoZymes will face all the hurdles of a new technology in a marketplace. Depending on the use of the compounds, eXoZymes may have to comply with the extensive array of medical and other areas of regulation depending on the use of the particular compound. In addition, it anticipates having to conduct many forms of tests, data generation and analysis to convince regulators, commercialization partners and potential users of the safety, uses, and claim validation to be able to get relevant approvals, commercialize and gain market acceptance for its chemical compounds. If it is unable to successfully justify the efficacy, safety and potential of its compounds, or do so in a timely manner, it will not be able to successfully develop its business and may have to curtail or cease its business. Holders of our shares of Common Stock may lose value in their holdings.

eXoZymes is highly dependent on its ability to retain its current management and its scientific team and other staff to run the company, and be able to recruit and hire additional employees with specialized backgrounds as needed.

In this early stage of the scientific research and development of its platform and its commercial journey, eXoZymes is highly dependent on retaining and properly motivating its current management and scientific team, and other key staff. We believe that our future success depends on retaining such persons, particularly those with key knowledge about the exozymes technologies, eXoZymes as a complex company, the potential chemical products, partnerships and development projects and our business strategy, objectives, goals and plans, relative to the overall biochemistry industry. Success also depends on being able to expand its employee base as required. We believe there are relatively few people with specific knowledge of exozymes biosolutions and cell-free synthetic biology. People with the talents that eXoZymes seeks to hire tend to be in high demand and it may not be able to hire such people as and when needed. The inability to hire and retain necessary employees may have an adverse impact on its business implementation. In the worst case, losing too many key people would bring eXoZymes to a stop.

Our ability to retain our senior management and recruit additional senior management is important to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

Our ability to hire senior executives and managers with the managerial abilities that we need as we grow and expand will greatly influence our success. Despite our efforts to retain members of our management team, these persons may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key management and other key employees could potentially harm our business, operating results, or financial condition. Currently, we do not maintain key man insurance policies with respect to any of our executive officers or employees.

Laboratory conditions differ from commercial conditions, which could affect the effectiveness of our potential products. Failures to effectively move from laboratory to commercial scale would harm our business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial settings and scales. We have observed multiple results that encourage the development of our technology platform. We, however, are not certain that these laboratory results will be able to be replicated at a commercial scale. As we advance our technology, we plan to make products at higher scales until we reach commercially viable scales. If these results obtained at the current levels are not replicated on a commercial scale the attractiveness of the technology will be adversely affected and our business may fail to be successful.

Our systems rely on the need for purified enzymes and co-factors for the conversions of input feedstock into final products. We will need to find competitively priced sources of, or ways of making these inputs for our process to be cost competitive and/or develop methods to use these resources efficiently.

We have observed continuous conversion of input feedstock, the raw material from which a product is made, into the final product for a time period of seven days. Longer running conversions, we believe, will optimize the use of enzymes and co-factor in the platform, making the biochemical process efficient. Targeted feedstock for our current products are primarily sugars or other readily available chemicals. We believe we can further optimize our technological systems to continue running for longer times than seven days thus optimizing the use of our enzymes and co-factors. Co-factors in our processes are energy molecules such as ATP (adenosine triphosphate, which is a molecule that stores and releases energy in cells) or NADPH (nicotinamide adenine dinucleotide phosphate, which is a molecule that is an essential electron donor and provides the reducing power for anabolic reactions and redox balance). If we fail to find competitively priced sources of these inputs and/or if we fail to show long periods of continued reactions at larger scales our system might not prove to be competitive.

We will be subject to fluctuations in pricing for the products we choose to develop and commercialize.

We prioritize the products we choose to develop by using a number of parameters including the margin between market pricing or expected market pricing versus our expected production cost. Fluctuations in pricing below our cost to manufacture would make the commercialization of such product unfeasible. The result would be that we would not be able to sustain our business from revenue, and as a result we may have to curtail or cease operations.

Our business depends upon our ability to make good decisions regarding the deployment of capital and, ultimately, the performance of our products which is uncertain.

If our management and scientific staff make poor decisions regarding the deployment of capital into new or existing research, products and strategic partners for commercialization, our business model may not succeed. Our success ultimately depends on our ability to choose the right products, services and companies to further commercialize our science. If one or more of these aspects of our business and decisions do not succeed by themselves or together, the value of our assets could be significantly reduced resulting in substantial impairments or write-offs, which could cause the results of our operations and the price of our Common Stock to decline.

Our success depends, in part, on the successful development of our science technologies and our products.

To be successful, we will need to continue to develop our science technologies and the products that we can offer to commercialization entities. If we do not anticipate correctly and respond with products that are commercially acceptable, we will not be successful. In that event, the value of our business and overall company value would be diminished.

We are subject to risks relating to portfolio concentration.

Currently, our business is highly dependent on a small number of developments for biosolution projects and chemical products, which are based on our principal technology. If these products cannot be fully commercialized or are not accepted in the market, we will have expended significant financial, development and corporate assets that will not necessarily be recovered. Therefore, investors may lose a portion or all of their investment in eXoZymes.

We do not have any significant sales, marketing, manufacturing and distribution capabilities or arrangements, and will need to create these as we move towards commercialization of our products.

We do not yet have a full sales team, marketing team, manufacturing or distribution capacity. To date sales and marketing have been conducted by senior management staff, and been a part of their other management obligations. To be able to commercialize our potential products and biosolutions, we will need to develop all of the foregoing elements of commercialization. We do not have all relevant corporate experience in establishing these capabilities, and therefore, we may be unsuccessful in achieving commercialization and earning revenues. We believe that setting up the commercialization aspects of a company will take a substantial amount of capital and commitment of time and effort. We plan on seeking development and marketing partners and license our technology to others or develop contract manufacturing partners to avoid our having to provide the full range of go-to-marketing, manufacturing and distribution capabilities within our organization for each of the focus and applications markets. There can be no assurance that we will find any development and go-to-market partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, licensing, go-to-market, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue and may not become profitable.

Collaborations of various sorts, by our partner companies, such as with respect to research, testing, manufacturing and distribution, will be important to our business. The inability to enter into collaboration arrangements as needed, or if such collaborations are not successful, may adversely impact our business.

We will likely seek to collaborate with third parties to engage in aspects of product research, testing, marketing, manufacturing, and distribution as part of our commercialization strategy. If we are not able to enter into these kinds of agreements or maintain collaboration arrangements, as needed and on reasonable terms, our ability to develop our business could be delayed, or the costs of development and commercialization increased beyond what would be reasonable and ultimately hindered to the point of business cessation. Furthermore, we may need to obtain the use of intellectual property rights held by third parties in order to develop our products. As a result, the growth of a particular business endeavor or product may depend in part on the ability to acquire or in-license these intellectual property rights.

Future collaboration arrangements may pose a number of risks, including, but not limited to, the following:

(i) collaborators have significant discretion in determining the efforts and resources that they will apply;

(ii) collaborators may not perform their obligations as expected;

(iii) collaborators may elect not to continue or renew development or commercialization programs or license arrangements;

(iv) collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our technologies and products or products the collaborators have may be viewed as competitive with our technologies and products causing them to cease to devote resources to the commercialization of our products;

(v) collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product or service;

(vi) collaborators may not commit sufficient resources to the marketing and distribution of our products;

(vii) disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of products, might lead to additional responsibilities for us, or might result in litigation or arbitration, any of which would be time- consuming and expensive;

(viii) collaborations may be terminated by the collaborator, and, if terminated, we may require more capital to pursue further development or commercialization of the applicable product or service; and

(ix) collaborations may not be negotiated on a timely basis or acceptable terms, if at all, or they may require substantial additional capital so as to be able to pursue and fund a collaboration.

If collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of the collaborators terminates its agreement, our partner companies may not receive any future research funding or milestone or royalty payments under such collaboration. If a collaborator terminates its agreement, the partner company may find it more difficult to attract new collaborators, and the perception of the product or the business and financial condition of our partner company could be adversely affected.

We expect to experience competition from other companies and research institutions.

Considerable efforts have been, and are being, devoted to engineering living organisms to produce useful chemicals ranging from high-value natural products like cannabinoids to low-value products such as, fuels, plastics, and building block chemicals. Given the broad and growing attention to the environment and the environmental benefits of synthetic biochemistry, many players are attracted to the industry. Currently, there are many companies in the synthetic biology market, including, well known firms operating in the industry segments of life science and biology solutions, pharmaceuticals, meat, beauty, agriculture, automobile, and fashion. The number of companies and scope of industry segments touched upon demonstrate this is an active, developing industry.

We believe that we will face competition from many companies and research institutions that are currently working in, and will enter, the industry to work on all the many aspects of cell-free synthetic biochemistry. Debut Biotech and Solugen Inc. promote the advantages of cell-free enzymatic systems over cell-based systems, but their processes appear to use simple one to two step pathways. Codexis, Inc. partnered with Tate & Lyle and Merck & Co., Inc. on different, highly specific projects that use multi enzyme pathways, which demonstrate that enzymatic Islatravir synthesis illustrates the potential for complex or longer enzyme cascades of the type used in some of our eXoZymes systems, but their principal mission diverges from the enzymatic manufacturing of more general chemicals. There are many companies that focus on enzyme engineering, such as Codexis, Inc., Allozymes Pte Ltd. (Singapore), Enzymit Ltd. (Israel and US), Zymtronix Catalytic Systems, Inc., Arzeda Corp. and Quantumzyme LLP (India), Adaptyv (Switzerland), Zymvol (Spain). There are other companies that develop enzyme immobilization technologies. There are many companies operating in the biofuels space, such as Valero Energy Corporation, ADM Corporation and Cargill Company and Gevo, Inc. and Butamax Advanced Biofuels LLC that focus on ethanol technologies.

We believe that a majority of the companies that present some aspect of competition are well established companies that have more experience identifying and carrying out the scientific development required in the research and development of products that will be competitive to those of eXoZymes. Many of these companies have, and others that we anticipate entering the market in the future will have, greater financial and management resources, brand or science name recognition or industry contacts than we possess. A number of the companies are multinational companies and many are also publicly listed companies, with large market capitalizations.

We believe that we compete with those firms based on a number of factors, including our founders’ reputation and history, our work and successes to date since founding, our willingness and ability to strategically partner with other companies, the overall abilities and experience of our management and staff, and our ability to use our technologies to develop new products and create products for potential commercialization opportunities. We also believe we compete based on our unique technological approach. We believe our scientific approach and technology is not as specialized as those of our competitors, thereby opening product pathways for a plethora of more diverse chemical manufacturing applications. We believe that our intellectual property on recycling of essential cofactors will allow us to operate extensive multistep processes outside of a living cell. This represents a competitive advantage over traditional synthetic biochemical companies. In the biofuels sector, because isobutanol is our primary target due to it being widely regarded as a superior biofuel, we do not compete directly with ethanol producers.

Risks Related to Intellectual Property and Other Legal Matters

If we are unable to protect the intellectual property used in our technology platform and products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.

As of December 31, 2024, we have a number of licensed patents, issued patents and patent applications with the USPTO. In addition to the patents and patent applications, we have several other invention disclosures and proprietary trade secrets. The licensed patents are for a suite of patents issued to the University of California, Los Angeles (UCLA), which safeguard different aspects of recycling co-factors (i.e. energy molecules), cannabinoid biosynthesis, and stable enzymes, which are enzymes that have been engineered for thermostability or other attributes that allow the enzyme to last longer and/or perform more effectively during the enzymatic process. This current consolidated portfolio provides a defendable position that enables the creation of complex, robust, sustainable enzyme systems.

We also are pursuing patent applications in jurisdictions other than the United States where we believe such protection is warranted in relation to the development and marketing of our processes and products.

As our research develops, we believe the eXoZymes inventions and license will be able to cover a wide range of technologies that relate to biomanufacturing. These inventions include new chemical entities, composition of matter intellectual property on novel and engineered individual enzymes with changes in stability, activity, specificity, or a combination thereof, as well as systems of enzymes designed for pioneering novel manufacturing processes. Additionally, our intellectual property includes cofactor and metabolite management optimized for sustained reaction continuity and advancements in enzyme expression strains and processes. Also, metabolites resulting from the degradation of a molecule, can be used as a fingerprint or to identify those parts of a molecule that can modify the speed of or stop an enzyme reaction, and which we can then use to manage the reaction timing of our platform.

Our patent applications, and even issued patents, may be challenged or fail to result in issued and functional patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer. Further, the patent applications that we license may fail to result in issued patents. The claims may need to be amended, and there might be mistakes in the patent processes that make our patents less valuable or functional. Even after amendment, a patent may not issue and in that event, we may not obtain the exclusive use of the intellectual property that we seek and may lose competitive advantage which could result in harm to our business.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patents and patent applications in respect of our technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure (e.g. bad actors, disgruntled employees, being hacked or simple theft) to or misappropriation by third-parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential or proprietary information in part by confidentiality agreements with our employees, consultants and third-parties. While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure. To the extent that any of our staff were previously employed by other synthetic biology companies, those employers may allege violations of trade secrets and other similar claims in relation to their product development activities for us.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third-parties, we could lose license rights that are important to our business.

We hold exclusive licenses from The Regents of the University of California, (“The Regents”), through the University of California, Los Angeles (“UCLA”), to intellectual property relating to cell-free synthetic biochemistry technology. These licenses impose various developmental milestone obligations on us. If we fail to comply with any material obligations, the licensor will have the right to terminate the applicable license. The existing or future patents to which we have rights based on our agreements with The Regents may be too narrow to prevent third-parties from developing or designing around these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the license agreement. Should the license terminate we retain the right to utilize the intellectual property but may not be able to prevent others from doing so, in which case we may lose a competitive advantage.

Our license fees to The Regents may exceed our income from product revenues based on the licensed patents.

The license we hold from The Regents provides for annual license fees and royalties based on income derived from the licensed patents. It is possible that our fees to The Regents may exceed our income. In such an event, we would have to fund the fees from other sources, such as working capital, financings or other income. If we do not make the payments, as and when required, we would be in breach of the license agreement and The Regents would be able to terminate the license.

If we or our licensors are unable to protect our/their intellectual property, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

We believe patents and other proprietary rights are essential to our business. Our success will depend in part on the ability of our licensors to obtain, to maintain (including making periodic filings and payments) and to enforce patent protection for their intellectual property, particularly those patents to which we have secured exclusive rights. We, and our licensors, may not successfully prosecute or continue to prosecute the patent applications which we have licensed. Even if patents are issued in respect of these patent applications, we or our licensors may fail to maintain these patents, may determine not to pursue litigation against entities that are infringing upon these patents, or may pursue such enforcement less aggressively than we ordinarily would. Without adequate protection for the intellectual property that we own or license, other companies might be able to use substantially identical methods of production, which could unfavorably affect our competitive business position and harm our business prospects. Even if issued, patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from using similar methods of production or limit the length of term of patent protection that we may have for our methods of manufacturing our products.

Litigation or third-party claims of intellectual property infringement or challenges to the validity of our patents would require us to use resources to protect our technology and may prevent or delay our development or commercialization of our product candidates.

If we are the target of claims by third parties asserting that our methods of production, enzymatic pathways or intellectual property infringe upon the rights of others, we may be forced to incur substantial expenses or divert substantial employee resources from our business. If successful, those claims could result in our having to pay substantial damages or could prevent us from developing one or more products. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

If we or our collaborators experience patent infringement claims, or if we elect to avoid potential claims others may be able to assert, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial. Some of our competitors may be able to bear the costs of such litigation or proceedings more effectively than we can because of their having greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may, regardless of their merit, also absorb significant management time and employee resources.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization activities for other products.

Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement, the synthetic biology industry is characterized by many litigation cases regarding patents and other intellectual property rights. Other parties may in the future allege that our activities infringe their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our product, by preventing the patentability of one or more aspects of our products or those of our licensors or by covering the same or similar technologies that may affect our ability to market our product. In addition, even in the absence of litigation, we may need to obtain licenses from third-parties to advance our research or allow commercialization of our product. We may fail to obtain future licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be unable to further develop and commercialize one or more of our products, which could harm our business significantly.

We may become involved in future lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

The US Patent and Trademark Office may initiate interference proceedings to determine the priority of inventions described in or otherwise affecting our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the US.

If trademarks and trade names are not adequately protected, then we may not be able to build name recognition in the markets of interest and our business may be adversely affected.

A trademark or trade name may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to our trademarks and trade names or may be forced to stop using our names. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trade names or trademarks that incorporate variations of our unregistered trade names or trademarks. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to this Being a Public Company

We will incur increased costs as a result of operating as a public company, and our board of directors will be required to devote substantial time to oversight of new compliance requirements and corporate governance practices.

As a public company listed in the U.S., we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on listed public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our board of directors on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, that our internal controls over financial reporting are effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our shares of Common Stock less attractive because we may rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active trading market for our shares of Common Stock, and our share price may be lower or more volatile.

We are a smaller reporting company within the meaning of the Securities Act, and while we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our security holders to sell their securities.

We currently have limited accounting personnel with the background in public company accounting and reporting. We will have to add personnel and devote personnel and financial resources to meet our reporting obligations as a publicly listed company.

We have been a private company with limited operating scale. As of the date of this report, we do not have the appropriate accounting personnel to adequately execute our accounting processes with which to address our internal control over financial reporting. We are in the process of hiring additional personnel and putting in place protocols necessary to implement appropriate accounting policies, processes and controls to address the anticipated change in the scale of our operations. However, we cannot assure you that the measures we have taken to date, and actions we plan to take in the future, will be sufficient to prevent or avoid potential future material weaknesses in our controls.

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

eXoZymes is subject to the risk that it has deficiencies in its internal control structure, due to the fact that we are a small company. A deficiency in internal control over financial reporting is one that indicates there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls. Effective internal control is necessary to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. Our lack of sufficient, appropriate accounting personnel is one such deficiency.

It may be time consuming, difficult, and costly for the Company to develop and implement the internal control and reporting procedures required by the Exchange Act. The Company, at this time, will need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal control and reporting procedures. If we are unable to comply with the internal control over financial reporting requirements of the Exchange Act, then we may not be able to obtain the required independent accountant certifications, which may preclude us from keeping our filings current with the SEC. Further, a material weakness in the effectiveness of internal control over financial reporting could result in an increased chance of fraud, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations, and financial condition.

We currently have a single facility that is our main office and laboratory. Any disruption in our ability to operate from this facility would delay our research and development efforts and does pose an operational risk.

We rely exclusively on a single laboratory location for our operations, research, and development activities. This concentration of resources presents a significant risk to our business continuity. If our primary facility experiences a disruption due to natural disasters, power failures, equipment malfunctions, cyberattacks, regulatory actions, or other unforeseen events, our ability to conduct operations could be severely impacted or completely halted.

Unlike companies with multiple locations or backup facilities, we do not currently have a secondary site to maintain operations in the event of an emergency or prolonged disruption. As a result, any significant downtime at our primary facility could lead to delays in research, product development, and service delivery, which may adversely affect our financial condition and results of operations. Additionally, customers, investors, and other stakeholders may lose confidence in our ability to provide continuous and reliable services, potentially leading to a loss of business and reputational harm.

We are actively assessing risk mitigation strategies, including potential secondary locations, partnerships, and contingency planning. However, until such measures are implemented, our reliance on a single facility will continue to pose an operational risk.

Certain recent initial public offerings of companies with relatively small public floats have experienced extreme volatility that was seemingly unrelated to the underlying performance of the company. Our Common Stock may potentially experience rapid and substantial price volatility, and price decline, which may make it difficult for prospective investors to assess what we believe to be the value of our Common Stock.

In addition to the general volatility risks, our Common Stock may be subject to rapid and substantial price volatility and/or a decline in the market price. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively small public floats. As we anticipate having a relatively small public float, the Common Stock may experience greater stock price volatility, extreme price run-ups, rapid declines in the price, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the Common Stock may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our Common Stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which an investor would be able to sell shares if it wants to sell any shares or buy shares if it wishes to buy share.

If the trading volumes of our Common Stock is low, persons buying or selling in relatively small quantities may easily influence the prices of the Common Stock. A low volume of trades could also cause the price of the Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the Common Stock. The volatility also could adversely affect the ability of the Company to issue additional shares of Common Stock or any other securities and the ability to obtain stock market based financing in the future. No assurance can be given that an active market in our Common Stock will develop or be sustained.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers. MDB Capital Holdings, LLC, as of the date of this report beneficially owns 48.38% of our common stock. Mr. Christopher Marlett and Mr Anthony Digiandomenico, directors of the Company, are principals of MDB Capital Holdings, LLC. Mr. Christopher Marlett, our Chairman of the Board is also a Director of MDB Capital Holdings, LLC and has significant voting authority over the securities owned by MDB Capital Holdings, LLC. As of the date of this report, management beneficially owns approximately 70.94% of our issued and outstanding shares of Common Stock, which includes 28.38% of MDB Capital Holdings, LLC ownership. It is expected that these persons will have aligned interests, and, therefore, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, the management team, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum capital requirements, or the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We anticipate that any public market for our Common Stock will be volatile. This may affect the ability of our investors to sell their shares as well as the price at which they may be able to sell their shares.

The market price for our shares of Common Stock may be significantly affected by factors such as variations in quarterly and yearly financial operating results, general trends in the biochemistry industry, our operations and our ability to produce and commercialize products. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations in emerging growth companies, such as the Company, that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our Common Stock and adversely affect the ability of investors in the Company to buy and sell the Common Stock.

Shares eligible for future sale may adversely affect the market for our Common Stock.

Certain of our current stockholders holding our outstanding shares of Common Stock may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months hold, subject only to the current public information requirement (which disappears after one year) and any contractual lock up. In general, pursuant to Rule 144, affiliated stockholders may sell subject to a number of volume and method of sale limitations after six months. In addition, our largest stockholder, MDB Capital Holdings, LLC, has been provided a resale prospectus, which permit it to sell 4,013,769 shares freely in the public market. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock and liquidity of the market for our Common Stock.

The ability of MDB Capital Holdings, LLC to sell up to 4,013,769 of its shares of our Common Stock, as freely tradable, registered shares of our Common Stock, may have an adverse effect on our other investors.

MDB Capital Holdings, LLC has not agreed to lock up any the shares of Common Stock that it holds, including the 4,013,769 shares that are subject to a resale prospectus. If MDB Capital Holdings, LLC is able to sell up to 4,013,769 of its shares of Common Stock pursuant to the resale prospectus, then investors in the Company should be aware of the following:

(i) the sale of the shares may have a depressive effect on the price of our shares of Common Stock in the public securities market, in which case the other holders of our shares of Common Stock may suffer a loss in the value of their shares.

(ii) to the extent that MDB Capital Holdings, LLC is in the process of selling shares of its Common Stock, there may not be the opportunity for other shareholders to sell their shares; and

(iii) the investment basis of the MDB Capital Holdings, LLC shares of its Common Stock is substantially less than the initial public offering price, so it is possible that it may sell its shares at less than later investors, and thereby the sales would have a depressive effect on the price of the Common Stock in the public market.

Now that we are a publicly traded company, we may have an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because the public securities market for small cap companies have experienced significant share volume and price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have not paid cash dividends in the past and have no immediate plans to pay cash dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to further develop our technology and potential products and to cover operating costs. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our outstanding Common Stock.

We have technology that might be interesting to bad actors, foreign actors or nation states that has very different legal frameworks and belief system than ours.

We will attempt to follow best business practices, at a reasonable cost level relative to our size, regarding avoiding IP theft, cyber attacks, espionage and similar impact by bad actors, foreign actors or nation states that might have very different legal frameworks, intentions and belief systems than our own, here in the US. Our defenses might be too weak, our setup wrong or simply not existing, and it may result in the Company losing competitive advantage, IP or resulting in damage, which could lead to in harm to our business, our partners, our future potential and the value of our company.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide information under this item.

Item 1C. Cybersecurity

We have not had any reportable cybersecurity breaches or espionage, including what we may perceive or recognize as cybersecurity incidents, espionage or credible threats during the fiscal year ended December 31, 2024. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack, espionage and/or an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us to damage our reputation or cause harm to our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be a loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

We believe that we have implemented a comprehensive cybersecurity program aimed at identifying, monitoring, and mitigating cybersecurity risks to the best of our ability. Our security program encompasses information security responsibilities, incident response, and is diligently managed by our information technology consultants. Cybersecurity is integrated into our overall risk management framework, with consultation from our subject matter experts to assess and address potential cyber risks and their impacts.

Management is committed to providing the Audit Committee with regular cybersecurity updates, at least annually or more often as needed, based on emerging threats or specific incidents. These updates cover risk assessments, the current threat landscape, and any recent cybersecurity incidents.

The Company has retained outside consultants to assist with information technology activities and has put in place governance measures for information security with a focus on continuous improvement of its systems. This includes control requirements for change management, patching processes, the implementation of multifactor authentication, comprehensive data backup strategies, and continuous security monitoring. Additionally, management continues to enhance our security controls, with any significant issues promptly reported to the Audit Committee.

Item 2. Properties

Our headquarters and R&D facilities are currently located in Monrovia, California. We lease approximately 10,000 square feet of recently renovated space. Of the total space, a portion is reserved for R&D pilot activities and the balance of the space is split among the general and administrative office, R&D laboratory requirements, fermentation uses to develop and produce needed enzymes, and to house an analytical lab. The Company believes its existing facility is in good operating condition and suitable for its future operations as of the period end December 31, 2024.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Equity

Our shares of Common Stock currently are quoted on Nasdaq under the symbol “EXOZ.” From November 11, 2024, when we completed our IPO, our Common Stock was quoted on Nasdaq under the symbol “IZTC.” When we changed our corporate name on February 10, 2025, to eXoZymes Inc., the trading symbol was changed.

As of March 12, 2025, we had approximately 757 shareholders of record of the Common Stock and we believe over 739 shareholders who hold their shares of Common Stock in street name.

Distributions

We have not paid any dividends or made any distributions related to our equity securities, to date.

Whether any distributions, the kinds of distributions, and the value of distributions are made in the future will depend on many factors and will be determined by the management of eXoZymes, from time to time. Investors should not look to any distribution that we might make to be a regular income item in an investor’s portfolio. We anticipate that any income will be retained and used in our operations.

Use of Proceeds

eXoZymes completed its initial public offering of shares of Common Stock on November 11, 2024, pursuant to the Registration Statement #333-276987. Each share of Common Stock was sold at a public offering price of $8.00, and the Company raised a gross amount of $15,901,328 and net proceeds of $15,206,543.

Since the initial public offering on November 11, 2024, the Company has used approximately $5,149,980 of the net proceeds. Approximately (i) $4,243,022 was paid to MDB Capital Holdings LLC for related party loans that were used to support our operations in 2024, (ii) $143,615 was used to purchase additional lab equipment, which enhanced the labs operational capabilities, and (iii) $763,343 was disbursed for working capital.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding awards		Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans
2020 Equity Incentive Award Plan, approved by security holders*	2,172,445	**	$4.66	317,022
Equity award plans not approved by security holders	-		-	-
Total	2,172,445	**	$4.66	31,022

* The 2020 Equity Incentive Award Plan provides for awards for up to 2,489,467 shares of shares of Common Stock. As of December 31, 2024, there are a total of 317,022 shares of Common Stock available for issuance.

** As of December 31, 2024, of the 2,172,445 securities to be issued upon exercise and vesting of awards, 1,747,789 represent share options with a weighted average exercise price of $4.66 and 424,656 represent Restricted Stock Unit awards which do not require payment of an exercise price. The Restricted Stock Unit awards are not included in the calculation of the weighted average exercise price above.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

eXoZymes is a biotechnology, pre-revenue, development stage company. Management believes that eXoZymes’s technology is a differentiated and unique synthetic biology platform. Management believes the platform will enable scalable production of chemical molecules found in nature in a process that is alternative to and more environmentally friendly and sustainable than the typical methods used today, such as chemical synthesis, natural extraction, and synthetic biology. eXoZymes believes its technology could significantly change biomanufacturing through leveraging cell-free, multi-step enzyme-based systems that will be able to transform natural or renewable resources into sought after chemicals. The objective with the eXoZymes synthetic biology platform, as it is developed over time, for diverse range of select chemicals will enable the production of pharmaceuticals, fuels, materials, food additives, and novel compounds.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company has one reportable segment for eXoZymes as a whole. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

	2024	2023	$ Change	% Change
Total operating income	$-	$70,069	(70,069)	-100.0%

Operating costs:
General and administrative costs:
Compensation	2,527,772	596,174	1,931,598	324.0%
Professional fees	1,167,249	436,338	730,911	167.5%
Information technology	38,658	21,803	16,855	77.3%
General and administrative-other	329,660	284,496	45,164	15.9%
Total general and administrative costs	4,063,339	1,338,811	2,724,528	203.5%
Research and development costs, net of grants amounting to $2,333,722 and $2,954,208, for the years ended December 31	1,868,766	527,480	1,341,286	254.3%
Total operating costs	5,932,105	1,866,291	4,065,815	217.9%
Net operating loss	(5,932,105)	(1,796,222)	(4,135,883)	230.3%
Other income/(expense):
Interest income/ (expense)	77,612	100	77,512	77512.0%
Other Income/ (expense)	(6,834)	-	(6,834)	100.0%
Change in fair value of SAFE	(8)	(200,000)	199,992	-100.0%
Loss before income taxes	(5,861,335)	(1,996,122)	(3,865,213)	193.6%

Income taxes	-	42,267	(42,267)	-100.0%
Net loss	$(5,861,335)	$(2,038,389)	(3,822,946)	187.5%

General and Administrative Costs.

During years ended December 31, 2024, and 2023, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the year ending December 31, 2024, resulted from the recruitment of additional administrative staff, in the latter half of 2023, who are not covered by grants.
●	Professional Fees: The increase in professional fees compared to previous period was due to higher consulting costs related to operations and the expenses of the initial public offering. Along with higher legal, tax, audit, and consulting costs associated with completing year-end financial audits and preparing for the initial public offering.
●	Information Technology Costs: The increase in costs for the year ending December 31, 2024, were negligible compared to the same period in the previous year.
●	Other General and Administrative Costs: The increase in costs for the year ending December 31, 2024, were negligible compared to the same period in the previous year.

Research and Development Costs.

For the year ended December 31, 2024, there was an increase of $1,341,286 in research and development costs due to an increase in salary and lab expenses and a decrease in grant funding. It is important to note that the upswing in grant funding was not linked to any specific event.

Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023

	2024	2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$9,719,310	$66,533	9,652,777	14508.3%
Grants receivable	737,282	882,319	(145,037)	-16.4%
Prepaid expenses and other current assets	363,790	264,762	99,028	37.4%
Total current assets	10,820,382	1,213,614	9,606,768	791.6%
Property and equipment, net	882,445	753,376	129,069	17.1%
Operating lease right-of-use asset, net	1,331,577	1,591,519	(259,942)	-16.3%
Total assets	$13,034,404	$3,558,509	9,475,895	266.3%

LIABILITIES AND DEFICIT
Accounts payable	$924,252	$702,911	221,341	31.5%
Due to affiliates	178,966	445,128	(266,162)	-59.8%
Operating lease liabilities – Current	230,027	224,988	5,039	2.2%
SAFE Liability	-	1,000,000	(1,000,000)	-100.0%
Taxes payable	-	42,267	(42,267)	-100.0%
Total current Liabilities	1,333,245	2,415,294	(1,082,049)	-44.8%
Deferred grant reimbursement	123,579	140,703	(17,124)	-12.2%
Operating lease liabilities	1,156,805	1,386,831	(230,026)	-16.6%
Total liabilities	$2,613,629	$3,942,828	(1,329,199)	-33.7%
Deficit:			-
Common shares	8	6	2	33.3%
Paid-in-capital	22,366,725	5,700,298	16,666,427	292.4%
Accumulated deficit	(11,945,958)	(6,084,623)	(5,861,335)	96.3%
Total deficit	10,420,775	(384,319)	10,805,094	-2811.5%
Total liabilities and deficit	$13,034,404	$3,558,509	9,475,895	266.3%

Financial Condition:

The increase in assets was due to changes in several asset classes, but mainly in cash and cash equivalents after closing IPO. The decrease in grants receivable was driven by completion of certain grants and timing of grant drawdowns. The increase in prepaid expenses was due to prepayment of the D&O insurance policy. The increase in property and equipment was due to the purchase of lab equipment. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period.

The decrease in liabilities were primarily driven by the conversion of the SAFE note by $1,000,000 to common shares and repayment of related party balances. The decrease in operating lease liability was due to normal lease liability payments during the period.

The equity increase was driven by the increase of commons shares, paid-in capital and warrants because of the initial public offering officially closed on November 11, 2024.

Liquidity and Capital Resources – December 31, 2024 and 2023

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(8,505,650)	$(1,180,870)
Net cash used in investing activities	(359,216)	(311,167)
Net cash provided by financing activities	18,517,643	1,000,000
Net increase (decrease) in cash and cash equivalents	$9,652,777	$(492,037)

On December 31, 2024, the Company had working capital of $9,487,137, as compared to working capital of $(1,201,680) on December 31, 2023, reflecting an increase in working capital of $10,688,817. This increase in working capital was primarily the result of an increase in cash and cash equivalents due to the closing of the initial public offering. On December 31, 2024, the Company had cash of $9,719,310 available to fund its operation.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds $15,901,328, and net proceeds of approximately $15,206,543. The proceeds are planned to be used, throughout 2025, in the expansion of its production capabilities, staffing, R&D and other working capital requirements, and repayment of approximately $4,243,022 in loans from MDB Capital Holdings, LLC.

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

Based on its working capital of approximately $9,487,137 after the IPO, and its program of seeking various grants, the Company believes it is in a good financial position. If, however, it does require capital, it may sell its equity securities, seek institutional and bank funding, and sell or license various of its intellectual property rights.

Operating Activities.

For the year ended December 31, 2024, operating activities utilized cash of $8,505,650, which was driven by an increased research and development activity, as well as increased general and administrative costs. Additionally, the Company paid $4,243,022 in related party loans to MDB Capital Holdings, LLC.

For the year ended December 31, 2023, operating activities utilized cash of $1,180,870, which was driven by a combination of increased research and development activity, as well as increased general and administrative costs.

Investing Activities.

For the years ended December 31, 2024 and 2023, investing activities consisted of the purchase of laboratory equipment.

Financing Activities.

For the year ended December 31, 2024, financing activities consisted of loans from a related party and the proceeds from the IPO.

For the year ended December 31, 2023, financing activities consisted of investments from the parent company in the form of a SAFE and related party notes.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after 15 December 2026 and interim periods beginning after 15 December 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of an entity’s operations and the associated tax risks. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after 15 December 2024. The adoption of ASU 2023-09 will result in modifications to our income tax disclosures beginning in 2025.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Accounting for Research Grants

eXoZymes receives grant reimbursements, which are netted against research and development expenses in the consolidated statement of operations. Grant reimbursements for capitalized assets are recognized over the useful life of the assets, with the unrecognized portion considered a deferred liability and are included in accounts payable and accrued expenses in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis as revenues to the extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of December 31, 2024 and 2023 and expected to be received from funding sources in the subsequent year. Management considers such receivables at December 31, 2024 and 2023, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down (a process of submitting expenses for reimbursement) the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the Company’s consolidated statement of operations.

Summary of Business Activities and Plans

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its initial public offering (IPO) with a closing date of November 11, 2024, which consisted of the sale of an aggregate of 1,875,000 shares of Common Stock. The public offering price was $8.00 per share, for gross proceeds of $15,000,000. The underwriter was granted its overallotment option for up to an additional 281,250 shares until December 26, 2024. The net proceeds for the initial public offering with the overallotment were $15,206,543 as of the date of this report. The proceeds will be used for the development of eXoZymes, expansion of production capabilities, increased staff and related expenses, R&D expenses, repayment of a related party loan and other general corporate and working capital requirements.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company continues to monitor changes in tariffs and indirect trade restraints. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Also, there is possible economic instability due to the possibility of tariffs and other economic changes due to government policy of the United States and other countries. Although unclear at this time, an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

Technology. The Company’s endeavors to create and bring new technologies to the market may never come to fruition or might not reach a level of development sufficient for commercial viability. Even if they do achieve a commercial level of development, the acceptance of these technologies within the marketplace is uncertain. There’s a possibility that the technologies they develop may not gain widespread or timely acceptance. Moreover, technologies from our Company that undergo regulatory scrutiny, testing, and approval may ultimately fail to receive the necessary approvals from relevant regulatory bodies.

Trends, Events and Uncertainties

Other than as discussed above, we are not currently aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are included herein, beginning on page F-1. The information required by this item is incorporated herein by reference to the consolidated financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and because of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of December 31, 2024, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management holds the responsibility for preparing accurate financial statements and ensuring they faithfully represent our financial status and operations in line with generally accepted accounting principles (GAAP).

We are also tasked with establishing and upholding sufficient internal controls over financial reporting, as stipulated in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). These controls aim to offer reasonable assurance about the fairness of our financial reporting and the accuracy of financial information. Despite the nature of our internal control systems, they are subject to inherent limitations, including human error and the potential bypassing of controls, thus providing only reasonable—not absolute—assurance.

Our internal controls over financial reporting encompass procedures for maintaining detailed records that reflect our transactions accurately, ensuring transactions are recorded as needed for financial statement preparation in compliance with GAAP, and safeguarding company assets through authorized management and director actions.

After an evaluation led by our Chief Executive Officer and VP of Finance, based on the COSO 2013 framework, we identified material weaknesses in our internal controls in our prior year, as of December 31, 2024. These material weaknesses are described below:

Inadequate Design of Policies and Procedures: We did not document adequately the policies and procedures at a sufficient level of precision to support the operating effectiveness of control. We are committed to continuously evaluating and improving our internal control over financial reporting and will implement further enhancements as necessary and financially viable.

Testing of Internal Controls: Inadequate procedures related to testing of implemented procedures around internal control. Improvements to mitigate this weakness will be implemented further as necessary.

This Annual Report on Form 10-K does not include an attestation from our public accounting firm regarding internal control over financial reporting, following SEC rules that allow us to present only management’s report

Changes in Internal Control over Financial Reporting

Apart from the remediation efforts mentioned earlier, no changes were made to our internal control over financial reporting in 2024 that have had, or are expected to have, a material impact on its effectiveness.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and VP of Finance, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers:

Name	Age	Position
Michael Heltzen	44	President and Chief Executive Officer
Fouad Nawaz	39	Vice President, Finance
Tyler Korman	46	Vice President, Research
Paul Opgenorth	42	Vice President, Development
Christopher A. Marlett	60	Chairman of the Board and Director
Anthony DiGiandomenico	58	Director
James U. Bowie	65	Director
James J. Lalonde	64	Director
Lon E. Bell	84	Director
Edgardo Rayo (2)	38	Director

(1) Edgardo Rayo was appointed to the board as a Director on February 17,2025

Michael Heltzen. Mr. Heltzen has served as the Chief Executive Officer of the Company since February 1, 2024 and previously served as the Chief Strategy Officer of the Company from October 2023 to January 2024.Mr. Heltzen was appointed to position of President on February 17, 2025. Prior to joining the Company, Mr. Heltzen held the position of Executive Vice President for Strategy at Paragraf Ltd. from May 2023 to October 2023. From January 2019 to May 2023 Mr. Heltzen served as the Chief Executive Officer of Cardea Bio Inc. Mr. Heltzen also served as the Chief Executive Officer and Chairman of Nanosens Innovations Inc., prior to its merger with Cardea Bio Inc., from December 2018 to September 2019. Mr. Heltzen has also served as the Chairman of the Board for EXO Incubator Inc. since 2015 and Chairman of the Board for Blue SEQ Innovations Inc. since 2010.

Fouad Nawaz. Mr. Nawaz has served as the Vice President Finance of the Company since September 2023. Prior to joining the Company, Mr. Nawaz served as the Vice President of Finance at Fulham Co Inc. from June 2018 to September 2023. Mr. Nawaz received his Bachelor of Science degree in 2007 in Business administration from California State University, Long Beach.

Tyler Korman, PhD. Dr. Korman has served as Vice President of Research effective as of February 1, 2024 and previously served as Director of Research and Development of the Company from August 2019 to January 2024. From June 2014 to September 2019 Dr. Korman was a Project Scientist in the Department of Chemistry and Biochemistry at the University of California, Los Angeles. Dr. Korman received his PhD in Molecular Biology and Biochemistry from the University of California, Irvine in 2008, Master of Science in 2003 and Bachelor of Science in 2001 in Chemistry from the University of California, San Diego.

Paul Opgenorth, PhD. Dr. Opgenorth has served as Vice President of Development effective as of February 1, 2024 and previously served as Director of Research and Development of the Company from August 2019 to January 2024. From May 2017 to August 2019 Dr. Opgenorth was a postdoctoral scientist in the Joint BioEnergy Institute at Lawrence Berkeley National Lab. Dr. Opgenorth received his PhD in Chemistry, Biochemistry, and Structural Biology from the University of California, Los Angeles in 2015, and Bachelor of Science in 2004 in Chemistry from the University of California, Davis.

James U. Bowie, PhD. Dr. Bowie has served as a director of the Company since its inception in April 2019. Dr. Bowie has been on the faculty in the Department of Chemistry and Biochemistry at the University of California, Los Angeles since 1993 and served as Associate Director of the UCLA-DOE Institute from 2002 to June 2019 and Vice Chair from 2012 through June 2019. He became Professor Emeritus in June 2021. Dr. Bowie served on the Editorial Boards of four academic journals, organized many international meetings and served on numerous national and international scientific committees, including service as President of the Protein Society from 2013 to 2015. Dr. Bowie obtained a B.A. with Distinction in Chemistry from Carleton College in 1981, a Ph.D. in Biochemistry from the Massachusetts Institute of Technology in 1989 and did postdoctoral work at the University of California, Los Angeles from 1989 to 1993. His work has been cited over 29,000 times and has been recognized with many awards, including being named Fellow of the Biophysical Society and Fellow of the American Association for the Advancement of Science. Throughout his career, Dr. Bowie’s work has focused on issues related to protein and enzyme structure. He holds patents on drug screening technology, methods for protein structure prediction, and for enzyme system design. The Board believes that Dr. Bowie’s intimate knowledge of eXoZymes’s foundational enzyme technology will be highly valuable to our Board’s deliberations and oversight of Company strategies.

Christopher Marlett. Mr. Marlett has served as a director of the Company since its inception in April 2019. Mr. Marlett has been the chief executive officer and chairman of the board of directors and a director of MDB Capital Holdings, LLC since inception on August 10, 2021.The Company appointed Mr. Marlett as Chairman of the board on February 17, 2025. Mr. Marlett has been since 1997, the Chief Executive Officer and a co-founder of MDB Capital (formerly known as MDB Capital Group, LLC). Over his 36 years of working in the securities industry, he has led multiple financings for venture stage public companies and has dedicated his efforts to optimizing this method to launch promising technology/business platforms. He has been integral in co-founding and developing the commercialization and financing strategy for all the companies MDB has taken public. In addition, he has served as a board member of several of the public companies in the early stages. He has invested significant efforts in developing a human capital development platform in Nicaragua that has led to the creation of the largest call center park in the country employing approximately 3,000 people and several knowledge process outsourcing operations to support MDB’s businesses. He developed the first patent services company in Nicaragua that was sold to Murgitroyd an LSE-listed patent attorney and services platform. He is the co-founder of PatentVest and developed the platform from inception in 2003. He holds a Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Marlett’s leadership and extensive corporate and financial experience position him well to serve as a member of our board of directors.

Anthony DiGiandomenico. Mr. DiGiandomenico has served as a director of the Company since its inception in April 2019. Mr. DiGiandomenico has been the Chief of Transactions and director of MDB Capital Holdings, LLC since inception on August 10, 2021. Mr. DiGiandomenico has also served on the board of directors of ENDRA Life Sciences Inc. (Nasdaq: NDRA), a developer of enhanced ultrasound technology, from July 2013 until present, the board of directors of Provention Bio, Inc., a developer of multiple drug therapies, from January 2017 until May 2020 and the board of directors of Cue Biopharma, Inc., that develops novel biologic drugs for the selective modulation of the human immune system to treat a broad range of cancers and autoimmune disorders from January 2016 to October 2019. Since he co-founded MDB Capital Holdings, LLC (formerly known as MDB Capital Group, LLC) in 1997, Mr. DiGiandomenico has been enabling investment into early-stage disruptive technologies. He has worked alongside a wide range of companies in biotechnology, medical devices, high technology, and renewable energy spaces. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado. Mr. DiGiandomenico’ s extensive financial and investment banking expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our board of directors.

James J. Lalonde. Dr. Lalonde has served as an independent director of the Company since April 1, 2024. Dr. Lalonde is a recognized leader in the field of synthetic biology and serves as an Scientific Advisor for several private start-up enterprises and since August 2023 has been the Chairman of the Board at Willow Biosciences Inc. He previously served as Lead, Microbial Digital Genome Engineering Business with Inscripta Inc. from September 2019 to August 2021, a global leader in genome engineering technology, as Lead of its Microbial Digital Genome Engineering Business. Prior to that, from 2004 to 2019 Dr. Lalonde was Senior Vice President of R&D at Codexis, Inc., a leader in protein engineering. In his nearly 15 years at Codexis he oversaw development of more than 50 enzymes for drug manufacturing, nutrition, biotherapeutics, and molecular diagnostics. He also led development of the company’s pioneering CodeEvolver® protein engineering technology which was licensed to major pharmaceutical companies. Prior to Codexis, Dr. Lalonde held leadership roles in biocatalysis and chemical development at Altus Biologics from 1993 to 2004 and in scientific research from 1989 to 1993 at Vista Chemical Company. He holds a bachelor’s degree in chemistry from Lakehead University (1983) and a Ph.D. in organic chemistry from Texas A&M University (1987). He was a recipient of the US Presidential Green Chemistry Awards twice and was elected to the Academy of Distinguished Alumni at Texas A&M in 2022. The Board believes that Dr. Lalonde’s extensive scientific background, which includes experience of synthetic biology, genome engineering and protein engineering, and his participation in start up enterprise management, qualifies him to be a member of our Board.

Lon Edward Bell, PhD. Effective April 1, 2024 Dr. Bell joined the Board of Directors of the Company as an independent board member. Dr. Bell founded DTP Thermoelectrics LLC in 2021 and serves as its CEO. The company is focused on commercializing a new generation of solid-state heating, cooling and temperature control systems. Dr. Bell served as a board member from 2013 to 2016 and since 2017 has served as Chairman of CDTi Advanced Materials, Inc., a publicly traded company (CDTI: Pink Sheet). Dr Bell helped guide CDTI through a pivot to become an emerging developer of catalytic coating systems for the chemical reforming industry serving the emerging hydrogen economy and hydrocarbon sequestering industries. Since 2008 Dr. Bell has served as a member of the advisory board for the California Institute of Technology’s Department of Mechanical and Civil Engineering, serving as the Chair from 2015 to 2022. Dr Bell’s notable prior experiences include the founding of Amerigon (now Gentherm Incorporated, NASDAQ: THRM) in 1991, which has become a major supplier of solid-state thermal management systems to the automotive industry. Previously he founded Technar, Incorporated, in 1968, a pioneering supplier of automotive crash sensors to the automobile industry. He guided the company from its inception to its sale to TRW in 1991. Throughout his career, Dr. Bell has been granted over 100 patents for his inventions. Five clusters of his inventions have gone into mass production and achieved a significant share of their target markets. Dr. Bell has a bachelor’s degree in mathematics (1962), master’s degree in rocket propulsion (1963), and PhD in mechanical engineering (1968), from the California Institute of Technology. The Board believes that Dr. Bell’s educational attainments, management and leadership experience, entrepreneurial understanding and service on boards of other public companies, qualifies him to serve as a member of our Board.

Edgardo Rayo has been employed by MDB Capital, S.A, since 2013, which is an affiliated company of MDB Capital Holdings, LLC. Mr. Rayo also is a registered representative of MDB Capital, a registered broker-dealer,subsidiary of MDB Capital Holdings, LLC. Mr. Rayo, at MDB Capital, S.A., currently serves as the Director of Investment Analysis. In this role, Mr. Rayo leads the MDB Capital’s investment analysis efforts at MDB Capital, providing strategic insights that inform investment decisions and helping to drive MDB Capital’s capital-raising initiatives. Under this role, he has collaborated with a diverse array of companies across sectors such as biotechnology, medical devices, and renewable energy. Prior to joining MDB Capital, Mr. Rayo was employed at Banpro, a commercial bank, where he managed a portfolio of fixed income securities. Mr. Rayo earned a bachelor’s degree in business administration with a concentration in Finance and Economics from the Latin American campus of Ave Maria University and is a CFA Charterholder. The Board believes that Mr. Rayo’s background in investment banking, strategic business assessment and business analysis qualifies him to serve as a member of the Board.

Other Senior Officers

Zachary Karl, PhD. Dr. Karl has served as the Vice President and Head of Business Development for the Company since September 2023, spearheading the company’s growth trajectories and strategic partnerships in synthetic biology. Prior to joining the Company, Dr. Karl held the role of Director of Business Development at Ginkgo Bioworks from July 2022 to September 2023 where he cultivated strategic opportunities to expand the company’s synthetic biology outreach. Demonstrating his entrepreneurial acumen, he founded Ambedo in 2019 and later established TerraBite Farms in 2020, where he served as the Chief Executive Officer for both and helped to bridge termite biology with industrial innovation. His tenure at SAB Biotherapeutics from January 2021 to July 2022 saw him directing the development of a range of antigens, most notably for pathogens like COVID-19. Before this, at POET, LLC, Dr. Karl melded biochemistry research with business strategy from November 2014 to April 2020, championing innovation across diverse industry collaborations. Dr. Karl received his Ph.D. in Biochemistry and Molecular in 2013 from Purdue University and a Bachelor’s in Pre-Medicine and Microbiology from Wittenberg University in 2008.

Board Composition/Committees

Our board of directors currently consists of six persons. The board of directors may establish the number of persons serving on the board of directors from time to time by resolution. Currently, Messrs. Bowie, Lalonde, and Bell are independent directors within the meaning of Nasdaq’s rules. Mr. Bell is a “financial expert” as that term is defined in SEC regulations. The board of directors plans to add one or more independent directors in due course to satisfy the requirements for listing on a national exchange.

The board of directors will also establish various committees from time to time. It currently has the following committees: (i) audit committee, (ii) compensation committee, and (iii) nominations committee. The members of each committee are as follows: (i) audit committee – Messrs. Bowie, Lalonde, and Bell, (ii) compensation committee - Messrs. Bowie, Lalonde, and Bell, and (iii) nominations committee - Messrs. Bowie, Lalonde, and Bell. Each member of the above committees is an independent member of the board of directors.

Audit Committee

We have established an audit committee. The audit committee will be responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board of directors in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer (or VP of Finance, as the case may be) and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter. The audit committee will also review and approve all transactions with affiliated parties. Our board of directors has adopted a written charter for the audit committee, which is available on our website.

Compensation Committee

We have established a compensation committee. The committee’s primary responsibilities include approving corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives, determining and approving executive officer compensation, including base salary and incentive awards, making recommendations to the board of directors regarding compensation plans, and administering our stock plan.

The compensation committee determines and approves all elements of executive officer compensation. It also provides recommendations to the board of directors with respect to non-employee director compensation. The compensation committee may not delegate its authority to any other person, other than to a subcommittee thereof.

The Company compensation policies for executive officers has two fundamental objectives: (i) to provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals; and (ii) to align certain compensation elements with the Company’s annual performance goals. With respect to each of the Company’s executive officers, the total compensation that may be awarded, including base salary, discretionary cash bonuses, annual stock incentive awards, stock options, restricted stock units and other equity awards, and other benefits and perquisites will be evaluated by the committee. Under certain circumstances, the committee may also award compensation payable upon termination of the executive officer under an employment agreement or severance agreement (if applicable). The Board recognizes that its overall goal is to award compensation that is reasonable when all elements of potential compensation are considered. The committee believes that cash compensation in the form of base salary and discretionary cash bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock units and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success. The Board also has historically focused on the Company’s financial condition when making compensation decisions and approving performance objectives and compensation has been weighted more heavily toward equity-based compensation. The committee will continue to periodically reassess the appropriate weighting of cash and equity compensation in light of the Company’s expenditures in connection with commercial operations and its cash resources and working capital needs.

Nominating Committee

We have established a nominating committee. The committee’s primary responsibilities include identifying individuals qualified to serve on the board of directors and its committees, establishing procedures for evaluating the suitability of potential director nominees consistent with the criteria approved by the board of directors, reviewing the suitability for continued service as a director when his or her term expires and at such other times as the committee deems necessary or appropriate, and determining whether or not the director should be re-nominated, and reviewing the membership of the board of directors and its committees and recommending making changes, if any.

In evaluating director nominees, then nominating committee will generally consider the following factors:

●	the appropriate size and composition of our board of directors;

●	whether or not the person is an “independent” director as defined in Rule 5605(a)(2) promulgated by the Nasdaq Stock Market;

●	the needs of the Company with respect to the particular talents and experience of its directors;

●	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board of directors;

●	familiarity with national and international business matters and the requirements of the industry in which we operate;

●	experience with accounting rules and practices;

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

●	all applicable laws, rules, regulations and listing standards, if applicable.

There are no stated minimum criteria for director nominees, although the committee may consider such factors as it may deem are in the best interests of the Company and its stockholders. The nominating committee also believes it is appropriate for certain key members of our management to participate as members of the board of directors.

The nominating committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board of directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board of directors with that of obtaining a new perspective. If any member of the board of directors does not wish to continue in service, or if the nominating committee decides not to re-nominate a member for re-election, the committee identifies the desired skills and experience of a prospective director nominee in light of the criteria above, or determines to reduce the size of the board of directors. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, nor do we anticipate doing so in the future.

Board’s Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. Our board of directors, as a whole, determines our appropriate level of risk, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our board of directors administers this risk management oversight function, one or more committees of our board of directors may support our board of directors in discharging its obligations. For example, the audit committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures and it will reviews matters relating to legal compliance that have a material effect on the Company financial statements and certain other limited areas of governance and will report to our board of directors regarding such matters.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics will be posted on the Investor Relations section of our website. The reference to our website address does not include or incorporate by reference the information on our website into this report or any other filed document with the SEC. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings.

Clawback Policy

Our board of directors has adopted a written policy to recover “excess” compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The compensation includes both cash-based and equity-based incentives. The compensation covered includes incentive awards awarded to any individuals (including former employees) who served as an executive officer during the three most recently completed fiscal years preceding the date on which the preparation of an accounting restatement is required, provided that the executive officers were awarded more incentive awards than they would have received if the financial statements had been prepared correctly. The recovery will include an executive incentive award even if the executive was not involved in preparing the financial statements or did not commit misconduct that led to the restatement. Restatements attributable to an inadvertent error also will subject executive officers to the recovery of previously received incentive awards.

We do not intend to pay persons a director fee for serving on the board of directors who are also paid a salary or similar compensation by the Company. To the extent that we have any independent directors, the board of directors will determine their compensation at the time of their appointment and thereafter.

We do not have any defined compensation plans for our officers or directors. We may adopt one or more forms of compensation arrangements, including cash and stock-based compensation arrangements in the future. Any stock-based compensation plans will be subject to the approval of the holders of the shares of Common Stock as required by the listing rules of Nasdaq and any other applicable laws.

We also will reimburse any persons that are independent members of our board of directors for their reasonable expenses incurred in connection with attending meetings of our board of directors, committee meetings and other activities they undertake on our behalf and on behalf of our subsidiaries and partner companies.

Compensation of Members of Board of Directors

The following table sets forth the compensation earned by or awarded or paid in 2024 and 2023 to the individuals who served as our independent directors during such period:

Name	Year	Fee	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mohammad “Mo” Hayat (1)	2024	-	-
Mohammad “Mo” Hayat (1)	2023	-	-
Anthony DiGiandomenico	2024	-	-
Anthony DiGiandomenico	2023	-	-
Christopher A. Marlett	2024	-	-
Christopher A. Marlett	2023	-	-
James J. Lalonde	2024	8,333	-	-	51,939
James J. Lalonde	2023		-
James U. Bowie	2024	-	-	-
James U. Bowie	2023	-	-	-
Lon E. Bell	2024	8,333	-	-	51,939
Lon E. Bell	2023	-	-	-

(1)	Mr. Mo Hayat resigned as a director February 17, 2025.

We do not intend to pay persons a director fee for serving on the board of directors who are also paid a salary or similar compensation by the Company. To the extent that we have any independent directors, the board of directors will determine their compensation at the time of their appointment and thereafter.

We do not have any defined compensation plans for our officers or directors. We may adopt one or more forms of compensation arrangements, including cash and stock-based compensation arrangements in the future. Any stock-based compensation plans will be subject to the approval of the holders of the shares of Common Stock as required by the listing rules of Nasdaq and any other applicable laws.

We reimburse any persons that are independent members of our board of directors for their reasonable expenses incurred in connection with attending meetings of our board of directors, committee meetings and other activities they undertake on our behalf and on behalf of our subsidiaries and partner companies.

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Company provides indemnification to each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer or is or was serving at the request of the Company as a director or officer of another corporation or of a partnership, joint venture, trust, or other enterprise, including service with respect to employee benefit plans against all expenses, liability, and loss. The board of directors may authorize the advance of expenses in connection with any proceeding where the person is entitled to indemnification. The Company may purchase and maintain insurance to protect itself and any director, officer, employee or other agent against any expense, whether or not the Company would have the power to indemnify the person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Indemnification Agreements

We enter into indemnification agreements with each of the persons serving on the board of directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the indemnification agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by such persons.

Based solely on our review of the copies of reports furnished to us, we believe that during the fiscal year ended December 31, 2024, all executive officers, directors and greater than 10% beneficial owners of our Common Stock complied with the reporting requirements of Section 16(a) of the Exchange Act, although Mr. Opgenorth, MDB Capital Holdings, LLC, Mr. Heltzen and Mr. Bell were late on filing their initial Form 4 reports due upon vesting of certain securities as a result of the initial public offering of the Company, and Mr. Bell, due to a delay in obtaining an Edgar identification number, was late on filing his initial Form 3 report.

Item 11. Executive Compensation

Executive Compensation

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and our next two most highly compensated executive officers in respect of their service to our company during the years ended December 31, 2023, and 2024. The amounts indicated for the year ending December 31, 2024, do not include any amounts that may be awarded in 2025 as bonus compensation. We refer to these individuals as our named executive officers. The compensation information disclosed herein for our three named executive officers is disclosed in accordance with SEC requirements; such disclosure does not include the compensation for our other executive officers. Our named executive officers for the years ended December 31, 2023 and 2024 respectively, are:

Name	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Options Awards ($)	RSU Awards ($)	Nonequity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Mohammad Hayat, Chairman and CEO (2)	2024	$-	$-	$-	$152,078	$-	$-	$-	$-	$152,078
	2023	$-	$-	$-	$152,078	$125,318	$-	$-	$-	$277,396

Michael Heltzen, President and CEO	2024	231,250	40,000	-	110,028	-	-	-	-	381,278
	2023	50,313	-	-	-	-	-	-	-	50,313

Tyler Korman, VP of Research	2024	191,220	54,450	-	20,279	-	-	-	-	265,949
	2023	165,000	-	-	20,276	75,191	-	-	-	260,467

Paul Opgenorth, VP of Product Development	2024	190,000	52,800	-	19,011	-	-	-	-	261,811
	2023	160,000	-	-	19,009	72,683	-	-	-	251,692

Fouad Nawaz, VP of Finance	2024	168,750	15,000	-	29,340	-	-	-	-	213,090
	2023	40,625	-	-	-	-	-	-	-	40,625

(1)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program.
(2)	Mr. Hayat ceased being the CEO on February 1, 2024, and became the Chairman and President commencing February 1, 2024, upon the appointment of Michael Heltzen as the CEO on February 1, 2024. Mr. Hayat resigned as Chairman and President as of February 17, 2025.

Mr. Heltzen is employed at an annual salary of $250,000 and is entitled to a cash bonus of up to 100% of the then annual base salary. He has been granted two options, one for 311,636 shares and an incentive option for 22,097, both of which vest over a five-year period.

Options Exercisable as of December 31, 2024

		Option Awards(1)			Stock Awards(2)
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option	Number of Shares or Units of Stock That Have	Market Value of Shares or Units That Have
	Grant	(#)	(#)	Price	Expiration	Vested	Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)	($)
Mohammad Hayat, Chairman and CEO (3)	2/1/2021	244,115	67,521	2.44	1/31/2028		$-
	7/19/2021	-	-	2.44	7/17/2031	82,118	200,368
	3/28/2022	-	-	2.44	3/25/2032	102,647	250,457
	5/1/2023	-	-	3.31	4/28/2033	37,747	125,318

Michael Heltzen, President and CEO	11/1/2023	33,241	122,577	3.31	8/31/2031		$-
	2/1/2024	-	155,818	3.31	1/31/2032
	4/12/2024	-	22,097	8.00	3/31/2031

Tyler Korman, VP of Research	2/1/2021	32,549	9,003	2.44	1/31/2028	-	-
	3/28/2022	-	-	2.44	3/25/2032	56,456	137,753
	5/1/2023	-	-	3.31	4/28/2033	22,648	75,191

Paul Opgenorth, VP of Product Development	2/1/2021	30,515	8,440	2.44	1/31/2028	-	-
	3/28/2022	-	-	2.44	3/25/2032	52,720	128,636
	5/1/2023	-	-	3.31	4/28/2033	21,893	72,683

Fouad Nawaz, VP of Finance	11/1/2023	8,864	32,688	3.31	8/31/2031	-	-
	6/1/2024	-	20,776	8.00	3/31/2031	-	-

(1)	Each equity award is subject to the terms of our 2020 Equity Incentive Plan.
(2)	All RSU are fully vested and remain outstanding.
(3)	Mr. Hayat ceased being the CEO on February 1, 2024, and became the Chairman and President commencing February 1, 2024, upon the appointment of Michael Heltzen as the CEO on February 1, 2024. Mr. Hayat resigned as Chairman and President as of February 17, 2025.

Equity Compensation

From time to time, in addition to the cash compensation, we grant equity based awards to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us. (See table of exercisable options above.)

Equity Incentive Plan

The Company adopted an equity incentive award plan, the 2020 Equity Incentive Award Plan, that permits it to grant directors, officers, employees and others that contribute to the success of the Company stock options, restricted stock, restricted share units, deferred stock and other equity-based awards. The ultimate value of these various awards is dependent on increases in our share of Common Stock price. Awards are granted to provide the holder of an award with a personal financial interest in our long-term success, encourage retention through vesting provisions and enable us to compete for the services of employees in an extremely competitive market and industry. Objectives of the long-term incentive portion of our compensation package includes aligning the personal and financial interests of management and other employees with shareholder interests; balancing short-term decision-making with a focus on improving shareholder value over the long-term; and providing a means to attract, reward and retain a skilled management team.

The 2020 Equity Incentive Award Plan provides for award grants of up to 2,497,008 shares of Common Stock. As of December 31, 2024, there were 7,541 shares converted and there were 2,172,445 shares of Common Stock committed under awards subject to the plan. Shareholder approval is required for the plan to comply with certain IRS and Nasdaq requirements. Both the board of directors and shareholders have approved the plan.

The board of directors may grant awards under the plan for up to ten years from the date of plan adoption. The board of directors or a committee thereof will determine the form of award and its terms, such as the vesting period, the exercise period, any vesting criteria that might include performance goals and termination provisions. Typically, termination will be as a result of retirement, disability and the end of employment. Awards may not be issued at less than the fair market value of a share of Common Stock at the time of award. Although awards are typically exercised for a cash payment, the board of directors or applicable committee may issue the awards on a net exercise, or cashless, basis. Management makes recommendations to the board of directors or committee about the form of the award, the amount of the award levels and its terms. Management monitors overhang (a measure of potential earnings dilution from stock awards) as well as run rate (the rate at which stock awards are being awarded from our equity plans) when making recommendations to the board of directors or applicable committee regarding plan awards.

Currently, the plan is not registered under a Form S-8 registration statement. A Form S-8 registration statement for the plan can only be filed once the Company becomes a registrant under the Securities Act or the Exchange Act and meets the criteria for use of a registration statement that incorporates certain information by reference. Until registration, any share of Common Stock issued pursuant under the plan will be “restricted stock.”

Employment Agreement

Michael Heltzen, our Chief Executive Officer, is employed under an employment agreement, on an at-will basis. Mr. Heltzen is paid an annual base salary of $250,000 and will be paid an annual bonus of up to 100% the amount of the then base salary. One third of the bonus is fully discretionary as determined by the board of directors and the balance is subject to meeting key performance indicators based on the overall performance of the Company and personal performance as determined annually by the board of directors in consultation with Mr. Heltzen. In addition, Mr. Heltzen initially was granted at the time of his initial employment an option to acquire up to 311,636 shares of common stock that vests over a five-year period, based on his continued employment with the Company as of the applicable vesting date, and on April 12, 2024 was granted a separate incentive option to acquire up to 22,097 shares of common stock which vest over a five year period, based on his continued employment with the Company as of the applicable vesting date. Mr. Heltzen, and his family, will be entitled to participate in all of the Company’s executive benefit plans that may be established from time to time, including, without limitation, any 401(k) and cafeteria plans, health, hospitalization, medical insurance, dental and disability programs. Mr. Heltzen will be reimbursed for ordinary business expenses. The employment can be terminated for cause, which is defined in the employment agreement, but if it is not terminated for cause, then the Company will pay a severance equal to nine months base salary and reimbursement for COBRA payments. The agreement provides for typical indemnification for acts undertaken for the Company during the employment period.

Outstanding Equity Awards Under Plan as of December 31, 2024

The Company has issued RSU’s to employees for an aggregate of 424,656 shares of common stock. As of December 31, 2024 all outstanding RSU’s have vested and will convert to shares of common stock at the expiration of the lockup agreement on November 11, 2025.

The Company has issued Options to its key employees for an aggregate of 1,747,789 shares of common stock. These awards were issued pursuant to the eXoZymes’ 2020 Equity Incentive Plan (the “2020 Plan”). These awards generally vest on a monthly or quarterly basis. Certain employees have a one year cliff vesting for their first year of vesting. The vesting for the balance of the cliff vesting is over 5 years with a contract life of 7 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock by:

●	each shareholder of our Common Stock who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our executive officers;

●	each of the members of the board of directors; and

●	all of the members of the board of directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC as defined in Rule 13d-3 of the Exchange Act. A person has beneficial ownership of a share of Common Stock if such individual has the power to vote and/or dispose of the shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the initial closing are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the number of shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o eXoZymes Inc., 750 Royal Oaks Drive, Suite 106, Monrovia, CA 91016.

Applicable percentage ownership in the following table is based on 8,367,810 shares of Common Stock issued and outstanding as of March 31, 2025.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Christopher A. Marlett (3)	4,158,068	48.38%
Anthony DiGiandomenico (3)	4,158,068	48.38%
James U Bowie (4)	599,552	7.15%
Edgardo Rayo (5)	77,909	0.93%
James J. Lalonde	-	0.0%
Lon Edward Bell	-	0.0%

Executive Officers who are not Directors
Michael Heltzen (6)	85,700	0.96%
Fouad Nawaz (7)	13,158	0.15%
Tyler Korman (8)	756,928	9.01%
Paul Opgenorth (9)	672,967	8.01%

Executive Officers and Directors as a Group (10 Persons)	6,364,282	70.94%

Five Percent Ownership

MDB Capital Holdings, LLC (11)	4,136,426	48.25%

* Less than 0.1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 8,367,810 shares of Common Stock issued and outstanding as of March 31, 2025.

(3) Includes (i) 3,931,133 issued and outstanding shares of Common Stock, (ii) 205,293 shares of Common Stock underlying a previously issued warrant, all of which 4,136,426 shares of Common Stock are held by MDB Capital Holdings, LLC over which the individual has voting and dispositive authority, and also includes (iv) 21,642 shares subject to currently exercisable options. (See footnote 12.)

(4) Includes 577,910 issued and outstanding shares and 21,642 shares subject to currently exercisable options and excludes 4,328 shares subject to options that vest in the future.

(5) Includes 77,909 issued and outstanding shares of Common Stock.

(6) Includes 85,700 shares subject to currently exercisable options and 248,033 shares subject to options that vest in the future.

(7) Includes 13,158 shares subject to currently exercisable options and 49,170 shares subject to options that vest in the future.

(8) Includes 722,301 issued and outstanding shares and 34,627 shares subject to currently exercisable options. Excludes 79,104 shares subject to restricted stock units that vest in the future and 6,925 shares subject to options that vest in the future.

(9) Includes (i) 640,504 issued and outstanding shares, (ii) 32,463 shares subject to currently exercisable options. Excludes 74,613 shares subject to restricted stock units that vest in the future and 6,492 shares subject to options that vest in the future.

(10) See footnotes 4 - 10 above.

(11) Includes (i) 3,931,133 issued and outstanding shares of Common Stock held, (ii) and (iii) 205,293 shares of Common Stock underlying a previously issued warrant, all of which 4,136,426 shares of Common Stock are held by MDB Capital Holdings, LLC. Messrs. Christopher A. Marlett and Anthony DiGiandomenico have the voting and dispositive authority over the shares of Common Stock of the Company. The address of MDB Capital Holdings, LLC, and the business address of Messrs. Marlett and DiGiandomenico is 14135 Midway Road, Suite G-150, Addison, TX 75001.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction

As of November 11, 2024, MDB Capital Holdings, LLC had advanced $4,386,588 to the Company. The advances included amounts paid on behalf of the Company and loans for operations. The loans for operations were undocumented and totaled $4,136,968 as of November 11, 2024, and by intercompany agreement the principal bore interest at the rate of 5% per annum, compounded annually. The total interest amount owed as of November 11, 2024, was $91,968, and is included in the total loan amount of the $4,136,968. After completion of the initial public offering, from the proceeds thereof, the Company paid $4,243,002 in settlement of the outstanding obligation to MDB Capital Holdings, LLC. As of December 31, 2024, the Company has a payable to MDB Capital Holding LLC of $178,966. The balance is expected to be paid in 2025 and does not bear any interest.

General Policy for Evaluating Related Party Transactions

Related party transactions will be reviewed by the audit committee, generally under its authority to review situations that give rise to conflicts of interest, as set forth in the audit committee charter. The policy of the Company is to evaluate those situations where an individual’s private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of the Company. A common situation is one that involves a transaction between the Company and a party that is a director, officer or employee, or their respective related parties or affiliates or an entity under the control of those persons. The audit committee shall review the material facts of all related party transactions with the objective of determining to either approve or disapprove the Company entering into the transaction. The audit committee will review the relevant facts and circumstances of a related party transactions taking into account, among other factors, (i) whether the transaction was undertaken in the ordinary course of business of the Company, (ii) whether the related party transaction was initiated by the Company or the related party, (iii) whether the transaction is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to the Company of, the related party transaction, (v) the approximate dollar value and the terms of the obligations involved in the related party transaction, (vi) the extent of the related party’s interest in the transaction, and (vii) any other information that would be material to investors in light of the circumstances of the particular transaction. Approval may be a standing approval for the same types of transactions, where it is warranted. The audit committee may also ratify related party transactions that have occurred, but related parties are encouraged to seek prior approval of a transaction so as not to face the situation of having to unwind or modify it.

Former Parent Corporation

MDB Capital Holdings, LLC, is the Company’s former parent company and the controlling shareholder, beneficially owning 48.25% of our shares of Common Stock as of the date of this report.

Messrs. Christopher Marlett, Anthony DiGiandomenico are majority shareholders and directors of MDB Capital Holdings LLC, and directors of the Company. Christopher Marlett holds the position of Chairman of the Board in the Company. In addition, Mr. Edgardo Rayo, a director of the Company is an employee of an affiliate of MDB Capital Holdings LLC.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2024 and 2023, RBSM, LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm:

	2024	2023
Audit fees (1)	$145,000	125,000
Audit-related fees (2)	-	-
Tax fees	-	-
Total principal accountant fees and services	$145,000	125,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our registration statement for our initial public offering, and quarterly reports and current reports.
(2)	Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of eXoZymes Inc. are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

eXoZymes, Inc.(FKA Invizyne Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXoZymes, Inc. (FKA Invizyne Technologies, Inc.) and its subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

PCAOB ID 587

We have served as the Company’s auditor since 2023
March 31, 2025
Las Vegas, Nevada

EXOZYMES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$9,719,310	$66,533
Grants receivable	737,282	882,319
Prepaid expenses and other current assets	363,790	264,762
Total current assets	10,820,382	1,213,614
Property and equipment, net	882,445	753,376
Operating lease right-of-use asset, net	1,331,577	1,591,519
Total assets	$13,034,404	$3,558,509

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable	$924,252	$702,911
Due to affiliates	178,966	445,128
Operating lease liabilities – Current	230,027	224,988
SAFE Liability	-	1,000,000
Taxes payable	-	42,267
Total current liabilities	1,333,245	2,415,294
Deferred grant reimbursement	123,579	140,703
Operating lease liabilities	1,156,805	1,386,831
Total liabilities	$2,613,629	$3,942,828
Stockholders’ Equity (Deficit):

Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,367,810 and 6,250,002 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	6
Additional Paid-in-capital	22,366,725	5,700,298
Accumulated (deficit)	(11,945,958)	(6,084,623)
Total stockholders’ equity (deficit)	10,420,775	(384,319)
Total liabilities and stockholders’ equity (deficit)	$13,034,404	$3,558,509

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023
Total operating income	$-	$70,069

Operating costs:
General and administrative costs:
Compensation	2,527,772	596,174
Professional fees	1,167,249	436,338
Information technology	38,658	21,803
General and administrative-other	329,660	284,496
Total general and administrative costs	4,063,339	1,338,811
Research and development costs, net of grants amounting to $2,290,107 and $2,954,208, for the years ended December 31	1,868,766	527,480
Total operating costs	5,932,105	1,866,291
Net operating loss	(5,932,105)	(1,796,222)
Other income/(expense):
Interest income/ (expense), net	77,612	100
Other (expense)	(6,834)	-
Change in fair value of SAFE	(8)	(200,000)
Loss before income taxes	(5,861,335)	(1,996,122)

Income taxes	-	42,267
Net loss	$(5,861,335)	$(2,038,389)

Net loss per common share – basic and diluted	(0.89)	(0.33)
Weighted average of common shares outstanding – basic and diluted	6,563,255	6,250,002

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2024 and 2023

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2023	6,250,002	6	5,700,298	(6,084,623)	(384,319)
Stock based compensation			1,125,639		1,125,639
Common stock issued for exercise of options	5,141	-	-		-
Issuance of common shares	1,987,666	2	14,528,962		14,528,964
Issuance of warrants to purchase common shares	-	-	11,819		11,819
Conversion of SAFE to common shares	125,001	-	1,000,007		1,000,007
Net loss				(5,861,335)	(5,861,335)
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2022	6,250,002	6	5,418,760	(4,046,234)	1,372,532
Stock based compensation	-	-	281,538	-	281,538
Net loss	-	-	-	(2,038,389)	(2,038,389)
Balance, December 31, 2023	6,250,002	6	5,700,298	(6,084,623)	(384,319)

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,861,335)	$(2,038,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(54,359)	(51,840)
Depreciation of property and equipment	267,382	196,937
Non-cash lease expense	34,955	10,570
Stock-based compensation	1,125,639	281,538
Change in fair value of SAFE	8	200,000
Changes in operating assets and liabilities:
(Increase) in -
Grants receivable	145,037	(72,787)
Prepaid expenses and other current assets	(99,028)	(163,625)
Increase (decrease) in -
Accounts payable and Accrued expenses	221,340	272,890
Due to related party	(4,243,022)	205,128
Tax Payable	(42,267)	(21,292)
Net cash (used in) operating activities	$(8,505,650)	$(1,180,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	37,235	(22,455)
Purchases of property and equipment	(396,451)	(288,712)
Net cash (used in) investing activities	$(359,216)	$(311,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	14,528,964	-
Related Party Note	3,976,860	200,000
Issuance of Warrants for Private placement	11,819	-
SAFE Note	-	800,000
Net cash provided by financing activities	$18,517,643	$1,000,000

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	9,652,777	(492,037)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	66,533	558,570

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,719,310	$66,533

Supplemental disclosures of cash flow information:
Income taxes	-	63,559
Non-cash investing and financing activities:
Modification of lease - right-of-use asset and lease liability		273,000
Payable for fixed assets purchased		44,226
Conversion of SAFE Note to common shares	1,000,008	-

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Years ended December 31, 2024 and 2023

1. Organization and Description of Business

eXoZymes Inc. formerly known as Invizyne Technologies Inc. was formed in Nevada in 2019 and its wholly owned subsidiary Invizyne Technologies Inc was formed in California in 2014, together (“eXoZymes”). eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 48% minority interest as of December 31, 2024. Prior to January 14, 2022, MDB Capital, a subsidiary of MDB, owned a majority interest in eXoZymes. On January 14, 2022, in a corporate reorganization, MDB Capital distributed 100% of its equity interest in eXoZymes to its members in proportion to their respective interests.

On June 1, 2022, the Company signed a joint venture with Neuractas Therapeutics, a preclinical company developing high impact therapeutics, to work with the Company on deuterated cannabinoid molecules, for which the Company has filed a provisional patent application. No business activities have occurred to date. The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10”).

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $5,861,335 and $ 2,038,389 during the years ended December 31, 2024 and 2023, respectively, and used cash for operations of $(8,505,650) and $(1,180,870) for the years ended December 31, 2024 and 2023, respectively. Management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and wholly owned subsidiary. The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Risk

The Department of Energy has contributed 69% and the NIH has contributed 31% of all grant reimbursements for the year ended December 31, 2024. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were no cash equivalents held by the Company as of December 31, 2024.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On December 31, 2024, the Company had approximately $9,353,378 of cash and unrestricted cash in financial institutions in excess of FDIC insured limits. The Company did not experience any credit risk losses during the years ended December 31, 2024 and 2023.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

December 31, 2024
	Level 1	Level 2	Level 3	Total
Safe Note	-	-	-	-

Total fair value	-	-	-	-

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Safe Note	-	-	$1,000,000	$1,000,000

Total fair value	-	-	$1,000,000	$1,000,000

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2024 and December 31, 2023.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023

Laboratory equipment	1,277,647	885,696
Furniture and fixtures	54,338	49,838
Leasehold improvements	279,161	279,161
Total property and equipment	1,611,146	1,214,695
Less: Accumulated depreciation	(728,701)	(461,319)
Property and equipment, net	882,445	753,376

Depreciation expenses were $267,382 and $196,937, for the years ended 2024 and 2023, respectively.

Research Grants

eXoZymes receives grant reimbursements, which are offset against research and development expenses in the consolidated statements of operations. In addition to actual reimbursements, eXoZymes also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs, resulting in a negative impact. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of December 31, 2024 and 2023, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on December 31, 2024 and 2023, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the years ended December 31, 2024 and 2023, is presented below:

	December 31, 2024	December 31, 2023
Balance at beginning of period	882,319	809,532
Grant costs expensed	2,235,163	2,836,876
Grants for equipment purchased	43,615	-
Grant fees	54,944	117,332
Grant funds received	(2,478,759)	(2,881,421)
Balance at end of period	737,282	882,319

eXoZymes has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through December 31, 2024. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026 , however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, respectively, grants amounting to $2,235,163 and $2,836,876 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the years ended December 31, 2024 and 2023, respectively, totaled $2,333,722 and $2,954,208.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the years ended December 31, 2024 and 2023, research and development costs prior to offset of the grants amounted to $4,202,488, and $3,481,687, respectively, which includes grant costs expensed, grants fees,  and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $260,779 and $123,876 for the years ended December 31, 2024 and 2023, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

As of December 31, 2024, The Company has a outstanding payable of $178,966 to MDB Capital Holdings, LLC. The payable is non interest bearing and will be paid in 2025.

Segment Reporting

We manage and operate the business as a single reportable operating segment, with the Company’s sole focus on the research and commercialization of exozyme biosolutions. Our business is led by our chief executive officer, who is our Chief Operating Decision Maker (“CODM”). The Company is required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for its single reportable segment. Because the CODM receives detailed financial reports at a lower level than is included on the Company’s consolidated income statement, the Company identifies which of those expenses qualify as significant segment expenses. The CODM manages the business on a consolidated basis and uses consolidated net income as reported on its income statement to allocate resources and assess performance. In accordance with ASC 280, eXoZymes concludes that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles most consistent with GAAP. We do not prepare discrete financial information with respect to separate products. Accordingly, we view our business as one reportable operating segment.

3. Equity

Equity

In April 2019, the Company entered into an equity subscription agreement with Public Ventures, LLC, d/b/a MDB Capital (formerly known as MDB Capital Group LLC), which was later transferred to MDB in 2022, whereby MDB would purchase up to $5,000,000 of eXoZymes’s Common Stock at $3.04 per share. At December 31, 2021, MDB had purchased 1,197,246 shares for a total of $3,644,930. On September 22, 2022, MDB completed its equity subscription agreement, purchasing 445,099 shares, thus owning a total of 1,642,345 shares of eXoZymes’s Common Stock. MDB waived its 10% cash fee relative to the Funding Agreement in exchange for other modifications. As a condition of the Funding Agreement, warrants to purchase 98,814 shares of eXoZymes Common Stock were issued (the “Funding Warrants”), which vested as amounts were funded. Through December 31, 2024 and December 31, 2023, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as December 31, 2024 and December 31, 2023 was $320,790.

4. Stock-Based Compensation

eXoZymes’ 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the eXoZymes shareholders, permits grants to its officers, directors, and employees for up to 938,832 shares of eXoZymes’ Common Stock. On May 1, 2023 the board and shareholders approved an increase of 1,558,175 shares under the plan. The 2020 Plan authorizes the issuance of stock options, shares of restricted stock, and restricted stock units, among other forms of equity-based awards.

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

On May 19, 2024, 2,347 stock options were exercised using a cashless exercise option. The individual received a stock option grant of 5,194 shares of which 3,376 shares were vested and exercisable. 1,029 shares were sold using a cashless exercise option to acquire the remaining 2,347 shares. The remaining unvested options totaling 1,818 shares were forfeited.

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

On December 20, 2024, two individuals exercised their options agreements. Both agreements had identical terms and were exercised on the same date. Each agreement exercised 2,597 stock options using a cashless exercise option. 1,200 shares were sold using a cashless exercise option to acquire the remaining 1,397 shares. There were no remaining unvested options to be forfeited.

As of December 31, 2024 stock options to purchase 545,043 shares of Common Stock were vested, the weighted average exercise price is $4.66, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 6.13 years. eXoZymes stock-based compensation were $1,125,639 and $281,538 for the years ended December 31, 2024 and 2023. As of December 31, 2024, the unrecognized stock-based compensation is $4,554,320.

A summary of stock option activity during the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at January 1, 2023	533,680	$2.44	4.83
Granted	51,940	3.32	7
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at September 30, 2023	585,620	$2.52	4.54
Granted	457,067	3.32	7.00
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at December 31, 2023	1,042,687	$2.86	5.47
Granted	725,878	7.00	7.00
Exercised	(8,570)	5.81	-
Expired	(12,206)	2.44	-
Stock options outstanding at December 31, 2024	1,747,789	4.66	6.13

Stock options exercisable at December 31, 2023	318,239	$2.52	4.28
Stock options exercisable at December 31, 2024	545,043	$4.66	6.13

On March 28, 2022, eXoZymes granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $589,792.

On May 1, 2023, eXoZymes granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period, on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $334,722.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding at December 31, 2023	424,656	$2.64	8.62
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding at December 31, 2024	424,656	$2.64	8.04

Restricted stock units at December 31, 2023	424,656	$2.64	8.62
Restricted stock units at December 31, 2024	424,656	$2.64	7.37

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 1,321,236 and 948,188 shares, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	Common shares	Common shares
Net loss	(5,861,335)	$(2,038,389)

Weighted average shares outstanding – basic and diluted	6,563,255	6,250,002

Net loss per share – basic and diluted	(0.89)	$(0.33)

The following financial instruments were not included in the diluted loss per share calculations as of December 31, 2024 and December 31, 2023 because their effect was anti-dilutive:

	December 30, 2024	December 31, 2023
Warrants to purchase common stock	351,537	205,293

Options	545,043	318,239

Restricted stock awards units	424,656	424,656

Total	1,321,236	948,188

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2024 and 2023, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company continues to monitor changes in tariffs and indirect trade restraints but does not believe they will have a significant impact on its business activities

Potential Recession. There are various indications that the United States economy may be entering a recessionary period. Also, there is possible economic instability due to the possibility of tariffs and other economic changes due to government policy of the United States and other countries. Although unclear at this time an economic recession would likely impact the general business environment and the capital markets, which could, in turn, affect the Company.

The Company is continuing to monitor these matters and will adjust its current business and financing plans as more information and guidance become available.

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the years ended December 31, 2024 and 2023. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $111,336 and $130,912 was contributed to the 401 (k) plan for years ended on December 31, 2024 and 2023, respectively.

eXoZymes also provides health and related benefit plans for eligible employees.

8. Exclusive License Agreement (EXoZymes)

On April 19, 2019, eXoZymes entered into a license agreement (the “License Agreement”) with The Regents of the University of California (“The Regents”) for patent rights and associated technology relating to the biosynthetic platform being developed by the Company. Certain individuals named as inventors of the patent rights are also the founding stockholders of eXoZymes. One of the founders of eXoZymes was the head of the laboratory which was used in the research and development of patents and associated technology subject to the agreement with The Regents.

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of December 31, 2024, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of December 31, 2024 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of December 31, 2024.

●	A payment of $250,000 when a licensed product reaches $1,000,000 in cumulative net sales.
●	A payment of $350,000 when a second licensed product reaches $2,000,000 in cumulative net sales.

The Regents have the right terminate the License Agreement for breaches of the License Agreement by eXoZymes

eXoZymes may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to December 31, 2024, has aggregated $371,803. This includes payments for patent fees associated with the license and maintenance fees.

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

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the years ended December 31, 2024 and 2023, respectively, of $3,389 and $4,868.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and no finance leases as of December 31, 2024.

On April 3, 2023, the Company executed a lease for new office space next to the existing space at eXoZymes in the Los Angeles, California metropolitan area. The lease with a term of 60 months which began on July 1, 2023 and ends on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

In April 2023, eXoZymes made changes to an existing lease agreement, which resulted in an extension of the lease term by an additional 21 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on May 1, 2023 and ending on April 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,259 per month. Additionally, eXoZymes is responsible for annual operating cost increases of 2.5%, which are included in the rent.

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California, the expected occupancy of the additional space was May 1, 2023. The lease adds a term of 20 months to the current term for a total of 72 months for the current term, the additional space is for 72 months, both spaces will expire on April 30, 2028 without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648 The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

	December 31, 2024	December 31, 2023

Operating leases:
Right-of-use assets	$1,331,577	$1,591,519
Operating lease liabilities	$1,386,832	$1,611,819

Weighted average remaining lease term in years	4.58	4.84
Weighted average discount rate	7.58%	7.30%

Cash paid for amounts included in the measurement of lease liabilities	$339,576	$253,191
Right-of-use assets obtained in exchange for lease liabilities	$-	$1,018,002

The operating lease costs were $374,531 and $263,761, respectively for the years ended December 31, 2024 and 2023.

Future payments due under operating leases as of December 31, 2024 are as follows:

Year	Amount

2025	348,873
2026	358,428
2027	368,250
2028	378,576
Thereafter	192,828
Total	$1,646,955
Less effects of discounting	(260,123)
Total operating lease liabilities	$1,386,832

10. Simple Agreement for Future Equity (SAFE)

On July 3, 2023, eXoZymes executed a simple agreement for future equity (SAFE) with MDB Capital Holdings LLC which provided funding of $785,000. On July 3, 2023, eXoZymes executed a simple agreement for future equity (SAFE) with Paul Opgenorth who provided funding of $15,000. Both agreements have identical terms.

On November 11, 2024, the Company gave instruction to issue an aggregate of 125,001 shares of Common Stock on the conversion of the simple agreements for future equity (SAFEs) issued on July 3, 2023, to MDB Capital Holdings LLC and Paul Opgenorth, which provided funding of $800,000. The SAFEs converted by their terms on the sale of the shares of Common Stock in the IPO.

11. Income Taxes

Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2024	2023
Current taxes:
Federal	-	42,267
State	-	0
Deferred taxes:
Federal	-	0
State	-	0
	-	42,267

As of December 31, 2024, the Company’s taxable entities had approximately $3,088,149 of net operating loss carryforwards for federal income tax purposes which can be carried forward indefinitely. The company also had approximately $9,424,083 of net operating loss carryforwards for California tax purposes which can be carried forward for 20 years. However, for taxable years 2024 through 2026, California has suspended the net operating loss (NOL) deduction for corporations with income subject to California taxation of $1 million or more. Corporations may continue to compute and carry over NOLs during the suspension period, with the carryover period extended for each suspended year. A similar suspension was in place for taxable years 2020 and 2021 but was lifted for 2022.

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State, net of federal tax benefit	6.98%	5.93%
Permanent differences	-4.01%	-0.40%
Return-to-provision adjustments	0.00%	7.80%
Other	-4.52%	2.97%
Valuation allowance	-19.46%	-39.41%
Effective rate	0.00%	-2.12%

Significant components of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Start-up expenditures	14,792	16,272
Sec 174 - Research & development costs	1,538,557	1,099,590
Stock compensation	-	194,907
Lease liability	388,085	451,045
Investment Securities	43,437	42,000
Warrants	67,366	67,366
Bonus expense	188,820	83,951
Net operating loss carryforwards	1,306,652	509,041
Valuation allowance	(3,065,959)	(1,925,457)
Total deferred tax assets	481,750	538,714
Deferred tax liabilities:
Right-of-use asset	(372,623)	(445,364)
Property and equipment principally due to differences in depreciation	(109,127)	(93,350)
Total deferred tax liabilities	(481,750)	(538,714)
Net deferred tax assets/(liabilities)	-	-

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets	481,750	538,714
Deferred tax liabilities	(481,750)	(538,714)
Other noncurrent assets/(liabilities)	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2024, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $3,065,959 were recorded for tax carryforwards and attributes to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2024 and December 31, 2023. The tax years 2021 – 2024 remain open to examination for federal income tax purposes.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2024 and December 31, 2023. The tax years 2021 – 2024 remain open to examination for federal income tax purposes.

12. Subsequent Events

The Company has evaluated subsequent events through March 31, 2025, the date on which these financial statements were issued.

b. Exhibits

See “Exhibit Index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K.

c. Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the financial statements.

Item 16. Form 10-K Summary

The Company has elected not to provide the summary of information under this item.

Financials

51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in Monrovia, California, on its behalf by the undersigned, thereunto duly authorized.

EXOZYMES INC.
(the “Registrant”)

Dated: March 31, 2025	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2025	By:	/s/ Fouad Nawaz
Fouad Nawaz
VP of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025	By:	/s/ Michael Heltzen
Michael Heltzen President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2025	By:	/s/ Fouad Nawaz
VP of Finance (Principal Financial and Accounting Officer)

Dated: March 31, 2025	By:	/s/ Christopher A. Marlett
Christopher A. Marlett, Chairman of the Board and Director

Dated: March 31, 2025	By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Director

Dated: March 31, 2025	By:	/s/ James U. Bowie
James U. Bowie, Director

Dated: March 31, 2025	By:	/s/ James J. Lalond
James J. Lalonde, Director

Dated: March 31, 2025	By:	/s/ Lon E. Bell
Lon E. Bell, Director

Dated: March 31, 2025	By:	/s/ Edgardo Rayo
Edgardo Rayo, Director

52

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Underwriting Agreement between the Registrant and MDB Capital (Public Ventures, LLC) (incorporated herein by reference to Exhibit 1.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.1	Articles of Incorporation of the Registrant, filed April 17, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987.

3.2	By-laws of the Registrant, February 1, 2024 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.3

Amendment to Articles of Incorporation – Certificate of Correction filed April 30, 2019 (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.4	Amendment to Articles of Incorporation increasing the authorized capital, filed July 1, 2024 (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.5	Amendment to Articles of Incorporation, effecting reverse split, filed October 3, 2024 (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.6	Amendment to Articles of Incorporation, effecting a name change, filed February 10, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 11, 2025.

4.1	Form of Underwriters Warrant, issued November 11, 2024 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987.

4.3*	Description of Capital Stock.

10.1+	Form of Indemnification Agreement by and between the registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.2+	2020 Equity Incentive Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.3	License Agreement with The Regents of the University of California (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.4+	Employment Agreement by and between the registrant and Michael Heltzen (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

53

10.5+	Form of lock up agreement for the benefit of IPO underwriter (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

14.1	Code of Business Code and Ethics (incorporated herein by reference to Exhibit 14.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

19.1*	Insider Trading Policy, 2024

21.1*	Subsidiaries

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Clawback Policy 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

54