Form 10-Q
period 2025-03-31
EXOZYMES INC.
filed 2025-05-12
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 12, 2025, the number of outstanding shares of Common Stock was 8,367,810.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,511,477	$9,719,310
Grants receivable	595,160	737,282
Prepaid expenses and other current assets	312,210	363,790
Total current assets	9,418,847	10,820,382
Property and equipment, net	842,990	882,445
Operating lease right-of-use asset, net	1,263,855	1,331,577
Total assets	$11,525,692	$13,034,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,071,802	$924,252
Due to affiliates	135,712	178,966
Operating lease liabilities – Current	236,795	230,027
Total current liabilities	1,444,309	1,333,245
Deferred grant reimbursement	110,123	123,579
Operating lease liabilities	1,089,629	1,156,805
Total liabilities	$2,644,061	$2,613,629
Stockholders’ Equity:

Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,367,810 and 8,367,810 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional Paid-in-capital	22,684,002	22,366,725
Accumulated (deficit)	(13,802,379)	(11,945,958)
Total stockholders’ equity	8,881,631	10,420,775
Total liabilities and stockholders’ equity	$11,525,692	$13,034,404

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31
	2025	2024
Total operating income	$-	$-

Operating costs:
General and administrative costs:
Compensation	613,924	390,044
Professional fees	532,235	256,563
Information technology	25,317	3,892
General and administrative-other	204,236	80,377
Total general and administrative costs	1,375,712	730,876
Research and development costs, net of grants amounting to $1,150,797 and $986,282, for the three months ended March 31	575,016	277,582
Total operating costs	1,950,728	1,008,458
Net operating loss	(1,950,728)	(1,008,458)
Other income/(expense):
Interest income/ (expense), net	94,307	-
Loss before income taxes	(1,856,421)	(1,008,458)

Income taxes	-	-
Net loss	$(1,856,421)	$(1,008,458)

Net loss per common share – basic and diluted	(0.22)	(0.16)
Weighted average of common shares outstanding – basic and diluted	8,367,810	6,250,002

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775
Stock options (vested through 3/31/25)	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	8	22,684,002	(13,802,379)	8,881,631

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	6,250,002	6	5,700,298	(6,084,623)	(384,319)
Stock options (vested through 3/31/24)	-	-	142,810	-	142,810
Net loss	-	-	-	(1,008,458)	(1,008,458)
Balance, March 31, 2024	6,250,002	6	5,843,108	(7,093,081)	(1,249,967)

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,856,421)	$(1,008,458)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(13,455)	(13,173)
Depreciation of property and equipment	70,503	62,792
Non-cash lease expense	7,314	9,612
Stock-based compensation	317,277	142,810
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	142,122	(229,292)
Prepaid expenses and other current assets	51,580	(56,032)
Increase (decrease) in -
Accounts payable and Accrued expenses	147,547	53,766
Due to related party	-	1,320,517
Tax Payable	-	(1,343)
Net cash provided by (used in) operating activities	$(1,133,533)	$281,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	-	6,379
Purchases of property and equipment	(31,046)	(148,808)
Net cash (used in) investing activities	$(31,046)	$(142,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred IPO Costs	-	(91,507)
Related Party Note	(43,254)	-
Net cash (used in) financing activities	$(43,254)	$(91,507)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	(1,207,833)	47,263

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,719,310	66,533

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,511,477	$113,796

Supplemental disclosures of cash flow information:
Income taxes	-	-
Interest paid	-	-
Non-cash investing and financing activities:
Deferred costs of initial public offering	-	(106,135)

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2025 and 2024

1. Organization and Description of Business

eXoZymes Inc. formerly known as Invizyne Technologies Inc. was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc. formerly known as Invizyne Technologies Inc was formed in California in 2014, together (“eXoZymes”). eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 48% minority interest as of March 31, 2025.

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

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $1,856,421 and $1,008,458 during the three months ended March 31, 2025 and 2024, respectively, and used cash for operations of $(1,133,533) and provided $281,199 for the three months ended March 31, 2025 and 2024, respectively. Although the Company believes it has sufficient working capital for the near term, management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and wholly owned subsidiary. The accompanying condensed unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, accruals for potential liabilities.

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

Concentration of Risk

The Department of Energy has contributed 97% and the NIH has contributed 3% of all grant reimbursements for the three months ended March 31, 2025. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were $8,159,472 cash equivalents held by the Company as of March 31, 2025.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On March 31, 2025, the Company had approximately $8,186,086 of cash and unrestricted cash in financial institutions in excess of FDIC insured limits. The Company did not experience any credit risk losses during the three months ended March 31, 2025 and the year ended December 31, 2024.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,159,472		-	$8,159,472

Total fair value	$8,159,472	-	-	$8,159,472

December 31, 2024
	Level 1	Level 2	Level 3	Total
Safe Note	-	-	-	-

Total fair value	-	-	-	-

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2025 and December 31, 2024.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Laboratory equipment	1,308,693	1,277,647
Furniture and fixtures	54,338	54,338
Leasehold improvements	279,161	279,161
Total property and equipment	1,642,192	1,611,146
Less: Accumulated depreciation	(799,202)	(728,701)
Property and equipment, net	842,990	882,445

Research Grants

eXoZymes receives grant reimbursements from the Federal government, which are offset against research and development expenses in the consolidated statements of operations. In addition to actual reimbursements, eXoZymes also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs, resulting in a negative impact. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the three months ended March 31, 2025 and 2024, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on March 31, 2025 and March 31, 2024, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the three months ended March 31, 2025 and 2024, is presented below:

	March 31, 2025	March 31, 2024
Balance at beginning of period	737,282	882,319
Grant costs expensed	571,822	674,158
Grants for equipment purchased	-	6,379
Grant fees	3,959	28,163
Grant funds received	(717,903)	(479,408)
Balance at end of period	595,160	1,111,611

eXoZymes has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through March 31, 2025. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the three months ended March 31, 2025 and 2024, respectively, grants amounting to $571,822 and $674,158 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three months ended March 31, 2025 and 2024, respectively, totaled $575,781 and $708,700.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the three months ended March 31, 2025, and 2024, research and development costs prior to offset of the grants amounted to $1,150,797, and $986,282, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $82,248 and $73,297 for the three months ended March 31, 2025, and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

As of March 31, 2025, the Company had an outstanding payable of $135,712 to MDB Capital Holdings, LLC. The payable is non interest bearing and will be paid in 2025.

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

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 1,642,345 shares of eXoZymes’s Common Stock for $5,000,000 at $3.04 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 98,814 shares of eXoZymes Common Stock. Through March 31, 2025 and December 31, 2024, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as March 31, 2025 and December 31, 2024 was $320,790.

On November 11, 2024, the Company gave instruction to issue an aggregate of 125,001 shares of Common Stock on the conversion of the simple agreements for future equity (SAFEs) issued on July 3, 2023, to MDB Capital Holdings LLC and Paul Opgenorth, which provided funding of $800,000. The SAFEs converted by their terms on the sale of the shares of Common Stock in the IPO. Both agreements have identical terms.

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

As of March 31, 2025 stock options to purchase 632,757 shares of Common Stock were vested, the weighted average exercise price is $4.57, the aggregate intrinsic value is $0.00, and the weighted average remaining contractual term is 5.54 years. eXoZymes stock-based compensation were $317,277 and $142,810 for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the unrecognized stock-based compensation is $4,237,004.

A summary of stock option activity during the three months ended March 31, 2025 and December 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2024	1,747,789	4.66	6.13
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Stock options outstanding at March 31, 2025	1,747,789	$4.57	5.54

Stock options exercisable at March 31, 2024	695,035	$2.92	5.55
Stock options exercisable at March 31, 2025	1,747,789	$4.57	5.54

On July 19, 2021, eXoZymes granted 81,118 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2020 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $164,236.

On March 28, 2022, eXoZymes granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $588,709.

On May 1, 2023, eXoZymes granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period, on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $334,711.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding at December 31, 2024	424,656	$2.64	8.04
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding at March 31, 2025	424,656	$2.64	7.12

Restricted stock units at March 31, 2024	424,656	$2.64	8.62
Restricted stock units at March 31, 2025	424,656	$2.64	7.37

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 2,523,982 and 977,468 shares, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	Common shares	Common shares
Net loss	(1,856,421)	$(1,008,458)

Weighted average shares outstanding – basic and diluted	8,367,810	6,250,002

Net loss per share – basic and diluted	(0.22)	$(0.16)

The following financial instruments were not included in the diluted loss per share calculations as of the three months ended March 31, 2025 and 2024 because their effect was anti-dilutive:

	March 31, 2025	March 31, 2024
Warrants to purchase common stock	351,537	205,293

Options	1,747,789	347,519

Restricted stock awards units	424,656	424,656

Total	2,523,982	977,468

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the three months ended March 31, 2025 and 2024. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $43,508 and $29,487 was contributed to the 401 (k) plan for the three-months ended March 31, 2025 and 2024, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of March 31, 2025, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of March 31, 2025 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of March 31, 2025.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to March 31, 2025, has aggregated $383,259. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the three months ended March 31, 2025 and 2024, respectively, of $3,263 and $1,250.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and no finance leases as of March 31, 2025.

On April 3, 2023, the Company executed a lease for new office space next to the existing space at eXoZymes in the Los Angeles, California metropolitan area. The lease with a term of 60 months began on July 1, 2023 and ends on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

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

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California, the expected occupancy of the additional space was May 1, 2023. The lease adds a term of 20 months to the current term for a total of 72 months for the current term, the additional space is for 72 months, both spaces will expire on April 30, 2028 without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648. The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

	March 31, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$1,263,855	$1,331,577
Operating lease liabilities	$1,326,424	$1,386,832

Weighted average remaining lease term in years	4.33	4.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts included in the measurement of lease liabilities	$86,319	$339,576

The operating lease costs were $93,633 and $93,633, respectively for the three months ended March 31, 2025 and 2024.

Future payments due under operating leases as of March 31, 2025 are as follows:

Year	Amount

2025	262,554
2026	358,428
2027	368,250
2028	378,576
Thereafter	192,828
Total	$1,560,636
Less effects of discounting	(234,212)
Total operating lease liabilities	$1,326,424

10. Subsequent Events

On May 5th, 2025, the Company established a wholly owned subsidiary NCTx LLC, a Delaware Limited Liability Company. NCTx LLC is a purpose-built subsidiary company focused on the development and production of N-trans-caffeoyltyramine - a very rare, plant-derived compound with emerging relevance in the areas of metabolic health, gut integrity, and liver function. The entity has had no business activities to date.

The Company has evaluated subsequent events through May 12, 2025, the date on which these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	613,924	390,044	223,880	57.4%
Professional fees	532,235	256,563	275,672	107.4%
Information technology	25,317	3,892	21,425	550.5%
General and administrative-other	204,236	80,377	123,859	154.1%
Total general and administrative costs	1,375,712	730,876	644,836	88.2%
Research and development costs, net of grants amounting to $1,150,797 and $986,282, for the three months ended March 31	575,016	277,582	297,434	107.2%
Total operating costs	1,950,728	1,008,458	942,270	93.4%
Net operating loss	(1,950,728)	(1,008,458)	(942,270)	93.4%
Other income/(expense):
Interest income/ (expense)	94,307	-	94,307	100.0%
Loss before income taxes	(1,856,421)	(1,008,458)	(847,963)	84.1%

Income taxes	-	-	-	0.0%
Net loss	$(1,856,421)	$(1,008,458)	(847,963)	84.1%

General and Administrative Costs.

During three months ended March 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the three months ending March 31, 2025, resulted from the recruitment of additional staff, who are not covered by grants. This was accompanied by increases in compensation and additional accrual of bonuses compared to three months period ended March 31, 2024
●	Professional Fees: The increase in professional fees compared to previous period was due to higher consulting costs related to operations and higher legal, tax, and audit costs associated with completing year-end financial audits.
●	Information Technology Costs: The increase in costs for the three months ending March 31, 2025, were related to additional IT projects to improve the company’s infrastructure.
●	Other General and Administrative Costs: The increase in costs for the three months ended March 31, 2025 relate to D&O insurance costs and director fees, which did not occur in the three months ended March 31, 2024.

Research and Development Costs.

For the three months ended March 31, 2025, research and development costs increased by $297,434 compared to the same period in 2024, primarily due to higher salary, bonus accruals, stock based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$8,511,477	$9,719,310	(1,207,833)	-12.4%
Grants receivable	595,160	737,282	(142,122)	-19.3%
Prepaid expenses and other current assets	312,210	363,790	(51,580)	-14.2%
Total current assets	9,418,847	10,820,382	(1,401,535)	-13.0%
Property and equipment, net	842,990	882,445	(39,455)	-4.5%
Operating lease right-of-use asset, net	1,263,855	1,331,577	(67,722)	-5.1%
Total assets	$11,525,692	$13,034,404	(1,508,712)	-11.6%

LIABILITIES AND DEFICIT
Accounts payable	$1,071,802	$924,252	147,550	16.0%
Due to affiliates	135,712	178,966	(43,254)	-24.2%
Operating lease liabilities – Current	236,795	230,027	6,768	2.9%
SAFE Liability	-	-	-	0.0%
Taxes payable	-	-	-	0.0%
Total current Liabilities	1,444,309	1,333,245	111,064	8.3%
Deferred grant reimbursement	110,123	123,579	(13,456)	-10.9%
Operating lease liabilities	1,089,629	1,156,805	(67,176)	-5.8%
Total liabilities	$2,644,061	$2,613,629	30,432	1.2%
Deficit:			-
Common shares	8	8	-	0.0%
Paid-in-capital	22,684,002	22,366,725	317,277	1.4%
Accumulated deficit	(13,802,379)	(11,945,958)	(1,856,421)	15.5%
Total deficit	8,881,631	10,420,775	(1,539,144)	-14.8%
Total liabilities and deficit	$11,525,692	$13,034,404	(1,508,712)	-11.6%

Financial Condition:

The decrease in assets was due to changes in several asset classes, but primarily in cash and cash equivalents. The decrease in grants receivable was driven by completion of certain grants and timing of grant drawdowns. The decrease in prepaid expenses was due to ongoing amortization of prepaids to expenses. The decrease in property and equipment was due to the ongoing accumulated depreciation of fixed asset. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period.

The increase in liabilities were primarily driven by the increase in accounts payable.

The equity decrease was due to losses generated by operations.

Liquidity and Capital Resources – March 31, 2025 and 2024

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31,
	2025	2024

Net cash (used in) provided by operating activities	$(1,133,533)	$281,199
Net cash (used in) investing activities	(31,046)	(142,429)
Net cash (used in) by financing activities	(43,254)	(91,507)
Net increase (decrease) in cash and cash equivalents	$(1,207,833)	$47,263

On March 31, 2025, the Company had working capital of $7,974,538, as compared to working capital of $9,487,137 on December 31, 2024, reflecting an increase in working capital of $10,141,306. This decrease in working capital was the result of usage of cash and cash equivalents to fund operations. On March 31, 2025, the Company had cash of $8,511,477 available to fund its operations.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds $15,901,328, and net proceeds of approximately $15,206,543. The Company used of approximately $4,243,022 to repay loans from MDB Capital Holdings, LLC shortly after the closing of the IPO. The balance of the proceeds as of March 31, 2025, will continue to be used, throughout 2025, in the expansion of its production capabilities, staffing, R&D and other working capital requirements.

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

In October 2024, the Company received a cost share grant from the Department of Defense (DOD) BioMADE initiative to help fund next steps toward cell-free biomanufacturing of isobutanol in the amount of approximately $1,000,000 against our own required expenses of an equal amount.

In March 2025, the Company received an additional grant in the amount of $283,805 from the National Institute of Health (NIH) BioClick. The BioClick grant focuses on a cell free high-throughput platform for engineering of enzymatic group transfer reactions. The Company intends to pursue additional grants from time to time, which if granted to the Company will further improve its working capital position.

Based on its working capital of approximately $7,974,538 as of March 31, 2025, and its program of seeking various grants, the Company believes it has sufficient funds, in the near term, for its currently planned operations. The Company will continue to allocate its available working capital toward advancing its research, development, and commercialization initiatives. If and when it requires capital, it may sell its equity securities, seek institutional and bank funding, and sell or license various of its intellectual property rights. The Company does not have any current arrangements for additional funding, and there is no assurance that it will be able to obtain funding, when needed, on terms that are commercially reasonable.

Operating Activities.

For the three months ended March 31, 2025, operating activities utilized cash of $1,133,533, which was driven by an increased research and development activity, as well as increased general and administrative costs.

For the three months ended March 31, 2024, operating activities provided cash of $281,199.   This was primarily driven by increased research and development activity, as well as higher general and administrative expenses, which resulted in a deficit for the period. However, this deficit was offset by cash received from related parties.

Investing Activities.

For the three months ended March 31, 2025, and 2024, investing activities primarily consisted of the purchase of laboratory equipment.

Financing Activities.

For the three months ended March 31, 2025, the Company paid down related party debt amounting to $43,254.

For the three months ended March 31, 2024, the Company has cash expenditures that related to the ongoing IPO activities and totaled $91,507.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

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

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of an entity’s operations and the associated tax risks. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will result in modifications to our income tax disclosures beginning in 2025.

Critical Accounting Estimates

The preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our condensed unaudited consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

Accounting for Research Grants

eXoZymes receives grant reimbursements, which are offset against research and development expenses in the consolidated statements of operations. In addition to actual reimbursements, eXoZymes also receives indirect expense grants (which are not reimbursement-based) and fees (typically of minor significance). It is important to note that there may be instances where the grants received for indirect costs exceed the actual costs. For capitalized assets, grant reimbursements are recognized over the useful life of the assets. Any portion of the grant not yet recognized is recorded as deferred grant reimbursements and included as a liability in the consolidated balance sheet.

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of March 31, 2025, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of March 31, 2025, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of March 31, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Ongoing Remediation of Previously Identified Material Weakness

The Company is implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, and they include our expansion of our controls or control designs based on updated enhanced risk assessments. We have redesigned the financial reporting process, to remediate the previously identified material weakness. We expect these changes to materially improve our internal controls.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Additional Risk Factors

Changes to United States tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These actions and policies may adversely effect the ability of the Company and our subsidiaries to fund their operations, effect our ability to develop products and work with partner companies and generally carry on our respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers, hinder our ability to obtain funding from the government through grants and from investors, and have a material adverse effect on our overall business, financial condition and results of operations.

Government Action on tariffs and research grants and other funding may impede our ability to conduct our research and to raise capital by and for our partner companies and other clients.

Early 2025 federal government actions to impose tariffs, to change trade policies, to change immigration policies, and to limit research grants and other forms of federal government funding, including direct government grants and the funding of universities and research enterprises, may cause disruption to our consolidated business activities based on their direct and indirect effect on our partner companies and our clients for our product solutions. Many of these government actions have been only recently implemented, others are being threatened and many will be ongoing. Therefore the full impact has yet to be realized by the Company and its partner companies and clients. Nonetheless, (i) tariffs are likely to increase the cost of doing business in the general economy and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our partner companies and clients, (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us and our partner companies as government funding is an indirect support for research and product development activities, and (iii) the curtailment of direct funding will have an immediate adverse impact on our partner companies and clients and their ability to continue their development work based on our solutions. We also believe that as these policies are implemented, it will make raising capital from private investors far more difficult, as they will want to know if the Company will be able to use the proceeds effectively and will be of sufficient amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

EXOZYMES INC.
(the “Registrant”)

Dated: May 12, 2025	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Fouad Nawaz
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

