Form 10-Q
period 2025-06-30
EXOZYMES INC.
filed 2025-08-12
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 12, 2025, the number of outstanding shares of Common Stock was 8,387,250.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$6,985,858	$9,719,310
Grants receivable	257,407	737,282
Due from affiliates	346	-
Prepaid expenses and other current assets	287,419	363,790
Total current assets	7,531,030	10,820,382
Property and equipment, net	821,305	882,445
Operating lease right-of-use asset, net	1,194,981	1,331,577
Finance lease right-of-use asset, net	129,593	-
Total assets	$9,676,909	$13,034,404

LIABILITIES AND EQUITY
Accounts payable	$930,629	$924,252
Due to affiliates	-	178,966
Operating lease liabilities – current	243,691	230,027
Finance lease liabilities – current	42,623	-
Total current liabilities	1,216,943	1,333,245
Deferred grant reimbursement	116,119	123,579
Operating lease liabilities - long term	1,021,172	1,156,805
Finance lease liabilities - long term	86,970	-
Total liabilities	$2,441,204	$2,613,629
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on June 30, 2025, and December 31, 2024, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,387,250 and 8,367,810 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	8	8
Additional Paid-in-capital	23,398,362	22,366,725
Accumulated (deficit)	(16,162,665)	(11,945,958)
Total stockholders’ equity	7,235,705	10,420,775
Total liabilities and equity	$9,676,909	$13,034,404

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Total operating income	$-	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	1,068,838	731,607	1,682,762	1,121,651
Professional fees	368,932	289,903	901,167	546,466
Information technology	41,835	9,714	67,152	13,606
General and administrative-other	265,449	59,985	469,689	140,362
Total general and administrative costs	1,745,054	1,091,209	3,120,770	1,822,085
Research and development costs, net	802,991	237,395	1,378,003	514,977
Total operating costs	2,548,045	1,328,604	4,498,773	2,337,062
Net operating loss	(2,548,045)	(1,328,604)	(4,498,773)	(2,337,062)
Other income/(expense):
Interest income/ (expense)	76,557	(29,782)	170,864	(29,782)
Other income:	111,202	-	111,202	-
Loss before income taxes	(2,360,286)	(1,358,386)	(4,216,707)	(2,366,844)

Income taxes	-	(2,144)	-	(2,144)
Net loss	$(2,360,286)	$(1,360,530)	$(4,216,707)	$(2,368,988)

Net loss per common share – basic and diluted	$(0.28)	$(0.22)	$(0.50)	$(0.38)
Weighted average of common shares outstanding – basic and diluted	8,377,265	6,251,111	8,372,564	6,250,557

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three and Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	$8	$22,366,725	$(11,945,958)	$10,420,775
Stock options	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	8	22,684,002	(13,802,379)	8,881,631
Stock options	-	-	323,479	-	323,479
Issuance of common stock for compensation	19,440	-	243,778	-	243,778
Related party debt forgiveness			147,103		147,103
Net loss	-	-	-	(2,360,286)	(2,360,286)
Balance, June 30, 2025	8,387,250	$8	$23,398,362	$(16,162,665)	$7,235,705

Three and Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	6,250,002	$6	$5,700,298	$(6,084,623)	$(384,319)
Stock options	-	-	142,810	-	142,810
Net loss	-	-	-	(1,008,458)	(1,008,458)
Balance, March 31, 2024	6,250,002	6	5,843,108	(7,093,081)	(1,249,967)
Stock options	-	-	348,275	-	348,275
Issuance of common stock due to exercise of options	2,347	-	-	-	-
Net loss	-	-	-	(1,360,530)	(1,360,530)
Balance, June 30, 2024	6,252,349	$6	$6,191,383	$(8,453,611)	$(2,262,222)

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,216,707)	$(2,368,988)

Amortization (accretion) of Deferred Grant Reimbursement	(27,158)	(26,451)
Depreciation of property and equipment	142,759	130,937
Non-cash lease expense	14,629	19,223
Stock-based compensation	884,531	491,085
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	479,875	(264,852)
Prepaid expenses and other current assets	76,371	52,574
Increase (decrease) in -
Accounts payable and Accrued expenses	6,377	(352,091)
Due to related party	(32,209)	104,231
Tax Payable	-	(42,267)
Net cash used in operating activities	$(2,671,532)	$(2,256,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	19,699	6,379
Purchases of property and equipment	(81,619)	(186,045)
Net cash (used in) investing activities	$(61,920)	$(179,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note	-	2,640,000
Deferred IPO Cost	-	(112,029)
Net cash provided by financing activities	$-	$2,527,971

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	(2,733,452)	91,706

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,719,310	66,533

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,985,858	$158,239

Supplemental disclosures of cash flow information:
Income taxes	-	(42,267)
Interest expense	$1,693	$-
Non-cash investing and financing activities:
Unpaid offering costs included in prepaid expenses	-	(152,065)
Forgiveness of debt	147,103	-
Conversion of due to affiliate to related party note	-	200,000

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30, 2025 and 2024

1. Organization and Description of Business

eXoZymes Inc., formerly known as Invizyne Technologies Inc., was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc., formerly known as Invizyne Technologies Inc., was formed in California in 2014, together (“eXoZymes”) eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 48% minority interest as of June 30, 2025.

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

On October 3, 2024, our board of directors approved a two-for-one (2:1) stock split of our issued and outstanding Common Stock. No fractional shares were issued because of the stock split; any fractional share resulting from the stock split was rounded up to the next whole share. As a result of the stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock split, which resulted in a proportionate decrease in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate increase in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans were decreased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock split.

On May 5, 2025, the Company established a wholly owned subsidiary NCTx LLC, a Delaware Limited Liability Company. NCTx LLC is a special purpose subsidiary company focused on the development and production of N-trans-caffeoyltyramine - a very rare, plant-derived compound with emerging relevance in the areas of metabolic health, gut integrity, and liver function. The entity has had no business activities to date.

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $4,216,707 and $2,368,988 during the six months ended June 30, 2025 and 2024, respectively, and used cash for operations of $(2,671,532) and $(2,256,599) for the six months ended June 30, 2025 and 2024, respectively. Although the Company believes it has sufficient working capital for the near term, management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, accruals for potential liabilities and stock-based compensation.

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

Concentration of Risk

The Department of Energy has contributed 98% and the NIH has contributed 2% of all grant reimbursements for the six months ended June 30, 2025. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of six months or less to be cash equivalents. There were $6,985,858 cash and cash equivalents held by the Company as of June 30, 2025.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On June 30, 2025, the Company had approximately $6,735,858 of cash and unrestricted cash in financial institutions exceeding FDIC insured limits. The Company did not experience any credit risk losses during the six months ended June 30, 2025, and the year ended December 31, 2024.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	6,985,858	-	-	6,985,858

Total fair value	6,985,858	-	-	6,985,858

December 31, 2024
	Level 1	Level 2	Level 3	Total
Safe Note	-	-	-	-

Total fair value	-	-	-	-

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2025 and December 31, 2024.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2025, and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Laboratory equipment	1,348,316	1,277,647
Furniture and fixtures	54,338	54,338
Leasehold improvements	290,111	279,161
Total property and equipment	1,692,765	1,611,146
Less: Accumulated depreciation	(871,460)	(728,701)
Property and equipment, net	821,305	882,445

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the six months ended June 30, 2025 and 2024, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on June 30, 2025 and 2024, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the six months ended June 30, 2025 and 2024, is presented below:

	Six Months ended June 30,
	2025	2024
Balance at beginning of period	737,282	882,319
Grant costs expensed	864,433	1,272,127
Grants for equipment purchased	19,699	6,379
Grant fees	8,715	39,372
Grant funds received	(1,372,722)	(1,053,026)
Balance at end of period	257,407	1,147,171

eXoZymes has received three grants provided by the National Institutes of Health, the Department of Energy and Department of Defense through June 30, 2025. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses.

Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the six months ended June 30, 2025 and 2024, respectively, grants amounting to $864,433 and $1,272,127 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the six months ended June 30, 2025 and 2024, respectively, totaled $892,847 and $1,317,878.

For the three months ended June 30, 2025 and 2024, respectively, grants amounting to $292,611 and $597,969 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three months ended June 30, 2025 and 2024, respectively, totaled $317,066 and $609,178.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the six months ended June 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $2,268,677, and $1,832,855, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

For the three months ended June 30, 2025 and 2024, research and development costs prior to offset of the grants amounted to $1,120,057, and $846,573, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $148,528 and $104,760 for the six months ended June 30, 2025 and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

As of June 30, 2025, the Company had an outstanding receivable of $346 from MDB Capital Holdings, LLC. The receivable is non-interest bearing and will be collected in 2025.

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

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 1,642,345 shares of eXoZymes’s Common Stock for $5,000,000 at $3.04 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 98,814 shares of eXoZymes Common Stock. Through June 30, 2025 and December 31, 2024, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as June 30, 2025 and December 31, 2024 was $320,790.

In November 2024, the Company completed a private placement (“Concurrent Private Offering”) concurrently with the IPO, the Company sold to accredited investors an aggregate of 93,750 warrants to purchase up to 93,750 shares of Common Stock (the “Private Warrants”). The Private Warrants were sold at a purchase price of $0.125. The Private Warrants have an exercise price of $8.00 per share, are exercisable beginning six months after issuance, and expire five years from the date of issuance. The Private Warrants have a cashless exercise provision and registration rights for the underlying shares of Common Stock. The gross proceeds from the Concurrent Private Offering were approximately $11,719, and if the Private Warrants are fully exercised, for cash, the Company will receive up to $750,000.

In November 2024, the Company issued warrants to underwriters in connection with the IPO. The Company issued 52,485 warrants with an exercise price of $10.00 per share. The warrants are exercisable, beginning six months after issuance, and expire five years from the date of issuance. The underwriter warrants have a cashless exercise provision and registration rights for the underlying shares of Common Stock.

The warrants outstanding, issued, exercised, and expired, along with their respective exercise prices and expiration dates, as of December 31, 2024, and for the six months ended June 30, 2025 is presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2024	351,528	4.75	Various (2029)
Issued
Exercised
Expired
Balance at 6/30/2025	351,528	$4.75 (weighted avg)	Various (2029)

On May 12, 2025, the Company agreed to issue 19,440 shares of common stock to key executives. The shares were issued in lieu of cash bonuses and were issued at a market price of $12.54 for a total of $243,778.

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

As of June 30, 2025, stock options to purchase 557,840 shares of Common Stock were vested, the weighted average exercise price is $6.07, the aggregate intrinsic value is $6,980,242, and the weighted average remaining contractual term is 6.12 years. The stock options were issued in 2021, 2023 and 2024 and had a vesting term of five years with an expiry of seven years. eXoZymes stock-based compensation were $640,753 and $491,085 for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the unrecognized stock-based compensation is $3,194,925.

A summary of stock option activity during the six months ended June 30, 2025 and December 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at December 31, 2024	1,747,789	4.66	6.13
Granted	-	-	-
Exercised	-	-	-
Expired	311,636	2.44	2.59

Stock options outstanding at June 30, 2025	1,436,153	$6.07	6.12

Stock options exercisable at June 30, 2024	378,445	$4.59	5.91
Stock options exercisable at June 30, 2025	557,840	$6.07	6.12

On July 19, 2021, eXoZymes granted 82,118 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2020 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up after an initial public offering of the Company, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $164,236.

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

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding at December 31, 2024	424,656	$2.64	8.04
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding at June 30, 2025	424,656	$2.64	7.12

Restricted stock units at June 30, 2024	424,656	$2.64	8.62
Restricted stock units at June 30, 2025	424,656	$2.64	7.37

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 2,066,102 and 977,468 shares, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	Common shares	Common shares
Net loss	(4,216,708)	$(2,368,988)

Weighted average shares outstanding – basic and diluted	8,372,564	6,250,557

Net loss per share – basic and diluted	(0.50)	$(0.38)

The following financial instruments were not included in the diluted loss per share calculations as of the six months ended June 30, 2025 and 2024 because their effect was anti-dilutive:

	June 30, 2025	June 30, 2024
Warrants to purchase common stock	205,293	205,293

Options	1,436,153	378,445

Restricted stock awards units	424,656	424,656

Total	2,066,102	1,008,394

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. As of June 30, 2025, the Company continues to monitor changes in tariffs and indirect trade restraints and does not believe they will have a significant impact on its business activities.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six months ended June 30, 2025 and 2024. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $80,188 and $56,692 were contributed to the 401 (k) plan for the six-months ended June 30, 2025 and 2024, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of June 30, 2025, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of June 30, 2025 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of June 30, 2025.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to June 30, 2025, has aggregated $390,409. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the six months ended June 30, 2025 and 2024, respectively, of $4,513 and $2,007.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and one finance lease as of June 30, 2025.

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

eXoZymes entered into a 36-month equipment lease with Thermo Fisher Scientific in December 2024 for medical equipment to be used in research and development. The Company took possession of the equipment in May 2025. The lease agreement provides for a purchase option at the end of the lease term for a purchase value of the then fair market value of the equipment.

Discussions with management indicate that it is unlikely that the purchase option will be exercised at the end of the lease term. Some contributing factors to this decision include the uncertainty of the purchase price and the possible changes in technology over the next three years. Accordingly, an assumed purchase option is not included in the calculation of the total lease liability.

The fair value of the equipment is documented in the lease agreement as $146,642 at the inception of the lease. Management does not believe there is any change in fair value from the inception date to the commencement date. The Company has used its assumed incremental borrowing rate (IBR) to determine the present value of future rent payments. The assumed rate is 7.54% and is also equal to the IBR used in its operating lease for office space. The resulting present value is $136,391 or 93% of the asset’s fair value.

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

	June 30, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$1,194,981	$1,331,577
Operating lease liabilities	$1,264,863	$1,386,832

Weighted average remaining lease term in years	4.08	4.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts of operating lease	$172,638	$339,576

Finance leases:
Right-of-use assets	$129,593	$-
Finance lease liabilities	$129,593	$-

Weighted average remaining lease term in years	2.75	-
Weighted average discount rate	7.54%	-

Amortization of assets under finance lease	$6,798	$-
Interest	$1,693

For the six months ended June 30, 2025, and 2024, the Company recognized operating lease expenses of $187,265 in each period. Finance lease payments totaled $8,491 for the six months ended June 30, 2025, with no finance lease payments made during the comparable period in 2024.

As of June 30, 2025, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Leases	Finance Leases

2025	176,235	25,471
2026	358,428	50,941
2027	368,250	50,941
2028	378,576	16,980
Thereafter	192,828	-
Total	$1,474,317	$144,333
Less effects of discounting	(209,454)	(14,740)
Total lease liabilities	$1,264,863	$129,593

10. Subsequent Events

On July 1, 2025, the eXoZymes board approved an issuance of stock options to purchase 235,817 shares of common stock and were granted at an exercise price of $12.69 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 4 years.

On July 1, 2025, the Company was awarded a key industrial partnership, with a $3 million share of a $9.2 million grant. U.S. National Science Foundation (NSF) funded the project under the CFIRE program aimed at transforming the scalability and accessibility of cell-free systems to expand real-world applications. The grant is led by Georgia Tech with a coalition of top academic and industry groups.

On July 25, 2025 the Company’s shareholders approved, by a majority, the “2025 equity incentive plan”. The new plan allows for an additional 1,250,000 shares to be added to the equity incentive pool.

The Company has evaluated subsequent events through August 12, 2025, the date on which these financial statements were issued.

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

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Six months Ended June 30, 2025 and 2024

	Six Months ended June 30,
	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	1,682,762	1,121,651	561,111	50.0%
Professional fees	901,167	546,466	354,701	64.9%
Information technology	67,152	13,606	53,546	393.5%
General and administrative-other	469,689	140,362	329,327	234.6%
Total general and administrative costs	3,120,770	1,822,085	1,298,685	71.3%
Research and development costs, net of grants amounting to $864,433 and $1,317,878, for the six months ended June 30	1,378,003	514,977	863,026	167.6%
Total operating costs	4,498,773	2,337,062	2,161,711	92.5%
Net operating loss	(4,498,773)	(2,337,062)	(2,161,711)	92.5%
Other income/(expense):
Interest income/ (expense)	170,864	(29,782)	200,646	-673.7%
Other income:	111,202	-	111,202	100.0%
Loss before income taxes	(4,216,707)	(2,366,844)	(1,849,863)	78.2%

Income taxes	-	(2,144)	2,144	100.0%
Net loss	$(4,216,707)	$(2,368,988)	(1,847,719)	78.0%

General and Administrative Costs.

During six months ended June 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the six months ending June 30, 2025, resulted from the recruitment of additional staff, who are not covered by grants. This was accompanied by increases in compensation and additional accrual of bonuses compared to six months period ended June 30, 2024
●	Professional Fees: The increase in professional fees compared to previous period was due to higher consulting costs related to operations and higher legal, tax, and consulting costs.
●	Information Technology Costs: The increase in costs for the six months ending June 30, 2025, were related to additional IT projects to improve the company’s infrastructure and operations.
●	Other General and Administrative Costs: The increase in costs for the six months ended June 30, 2025, relate to D&O insurance costs and director fees, which did not occur in the six months ended June 30, 2024.

Research and Development Costs.

For the six months ended June 30, 2025, research and development costs increased by $863,853 compared to the same period in 2024, primarily due to new hires, higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Results of Operations for the Three months Ended June 30, 2025 and 2024

	Three Months ended June 30,
	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	1,068,838	731,607	337,231	46.1%
Professional fees	368,932	289,903	79,029	27.3%
Information technology	41,835	9,714	32,121	330.7%
General and administrative-other	265,449	59,985	205,464	342.5%
Total general and administrative costs	1,745,054	1,091,209	653,845	59.9%
Research and development costs, net of grants amounting to $317,066 and $331,596, for the three months ended June 30	802,991	237,395	565,596	238.3%
Total operating costs	2,548,045	1,328,604	1,219,441	91.8%
Net operating loss	(2,548,045)	(1,328,604)	(1,219,441)	91.8%
Other income/(expense):
Interest income/ (expense)	76,557	(29,782)	106,339	-357.1%
Other income:	111,202	-	111,202	100.0%
Loss before income taxes	(2,360,286)	(1,358,386)	(1,001,900)	73.8%

Income taxes	-	(2,144)	2,144	100.0%
Net loss	$(2,360,286)	$(1,360,530)	(999,756)	73.5%

General and Administrative Costs.

For three months ended June 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the three months ended June 30, 2025, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The increase in professional fees over the prior period was mainly due to higher consulting expenses related to business operations, as well as higher legal and tax fees.
●	Information Technology Costs: The higher IT expenses during the three months ended June 30, 2025, were associated with new technology initiatives aimed at enhancing the company’s infrastructure.
●	Other General and Administrative Costs: The increase in costs for the three months ended June 30, 2025, relate to D&O insurance costs and director fees, which did not occur in the three months ended June 30, 2024.

Research and Development Costs.

For the three months ended June 30, 2025, research and development costs increased by $565,596 compared to the same period in 2024, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$6,985,858	$9,719,310	(2,733,452)	-28.1%
Grants receivable	257,407	737,282	(479,875)	-65.1%
Due from affiliates	346	-	346	100%
Prepaid expenses and other current assets	287,419	363,790	(76,371)	-21.0%
Total current assets	7,531,030	10,820,382	(3,289,352)	-30.4%
Property and equipment, net	821,305	882,445	(61,140)	-6.9%
Operating lease right-of-use asset, net	1,194,981	1,331,577	(136,596)	-10.3%
Finance lease right-of-use asset, net	129,593	-	129,593	100.0%
Total assets	$9,676,909	$13,034,404	(3,357,495)	-25.8%

LIABILITIES AND EQUITY
Accounts payable	$930,629	$924,252	6,377	0.7%
Due to affiliates	-	178,966	178,966	-100.0%
Operating lease liabilities – Current	243,691	230,027	13,664	5.9%
Finance lease liabilities – Current	42,623	-	43,623	100.0%
Total current Liabilities	1,216,943	1,333,245	(116,302)	-8.6%
Deferred grant reimbursement	116,119	123,579	(7,460)	-6.0%
Operating lease liabilities - long term	1,021,172	1,156,805	(135,633)	-11.7%
Finance lease liabilities - long term	86,970	-	85,970	100.0%
Total liabilities	$2,441,204	$2,613,629	(172,425)	-6.6%
Equity:			-
Common shares	8	8	-	0.0%
Paid-in-capital	23,398,362	22,366,725	1,031,637	4.6%
Accumulated deficit	(16,162,665)	(11,945,958)	(4,216,707)	35.3%
Total equity	7,235,705	10,420,775	(3,185,070)	-30.6%
Total liabilities and equity	$9,676,909	$13,034,404	(3,357,495)	-25.8%

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

The decrease in liabilities were primarily driven by the decrease in the amount of Due to affiliates.

The equity decrease was due to losses generated by operations.

Liquidity and Capital Resources – June 30, 2025 and 2024

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Six months Ended June 30,
	2025	2024

Net cash (used in) operating activities	$(2,671,532)	$(2,256,599)
Net cash (used in) investing activities	(61,920)	(179,666)
Net cash (used in) by financing activities	-	2,527,971
Net increase (decrease) in cash and cash equivalents	$(2,733,452)	$91,706

On June 30, 2025, the Company had working capital of $6,314,087, as compared to working capital of $9,487,137 on December 31, 2024, reflecting a decrease in working capital of $3,173,050. This decrease in working capital was the result of usage of cash and cash equivalents to fund operations. On June 30, 2025, the Company had cash of $6,985,858 available to fund its operations.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds of $15,901,328, and net proceeds of approximately $15,206,543. The Company used approximately $4,243,022 to repay loans from MDB Capital Holdings, LLC shortly after the closing of the IPO. The balance of the proceeds as of June 30, 2025, will continue to be used, throughout 2025, in the expansion of its production capabilities, staffing, R&D and other working capital requirements.

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

Based on its working capital of approximately $6,314,087 as of June 30, 2025, and its program of seeking various grants, the Company believes it has sufficient funds, in the near term, for its currently planned operations. The Company will continue to allocate its available working capital toward advancing its research, development, and commercialization initiatives. If and when it requires capital, it may sell its equity securities, seek institutional and bank funding, and sell or license various of its intellectual property rights. The Company does not have any current arrangements for additional funding, and there is no assurance that it will be able to obtain funding, when needed, on terms that are commercially reasonable.

Operating Activities.

For the six months ended June 30, 2025, operating activities utilized cash of $2,671,532, which was driven by an increased research and development activity, as well as increased general and administrative costs.

For the six months ended June 31, 2024, operating activities utilized cash of $2,256,599. This was primarily driven by increased research and development activity, as well as higher general and administrative expenses, which resulted in a deficit for the period. However, this deficit was offset by cash received from related parties.

Investing Activities.

For the six months ended June 30, 2025, and 2024, investing activities primarily consisted of the purchase of laboratory equipment.

Financing Activities.

For the six months ended June 30, 2025, the Company did not have any cash transaction in financing activities.

For the six months ended June 31, 2024, the Company had cash expenditures that related to the ongoing IPO activities and totaled $112,029 and received $2,640,000 from a related party note.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of June 30, 2025, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of June 30, 2025, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of June 30, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

EXOZYMES INC.
(the “Registrant”)

Dated: August 12, 2025	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ Fouad Nawaz
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

