Form 10-Q
period 2025-09-30
EXOZYMES INC.
filed 2025-11-13
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 13, 2025, the number of outstanding shares of Common Stock was 8,387,250.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and cash equivalents	$5,098,687	$9,719,310
Grants receivable	302,643	737,282
Prepaid expenses and other current assets	204,720	363,790
Total current assets	5,606,050	10,820,382
Property and equipment, net	763,012	882,445
Operating lease right-of-use asset, net	1,124,925	1,331,577
Finance lease right-of-use asset, net	119,236	-
Income tax receivable	105,826	-
Total assets	$7,719,049	$13,034,404

LIABILITIES AND EQUITY
Accounts payable	$904,353	$924,252
Due to affiliates	17,085	178,966
Operating lease liabilities – current	274,301	230,027
Finance lease liabilities – current	42,623	-
Total current liabilities	1,238,362	1,333,245
Deferred grant reimbursement	103,065	123,579
Operating lease liabilities - long term	926,587	1,156,805
Finance lease liabilities - long term	76,613	-
Total liabilities	$2,344,627	$2,613,629
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on September 30, 2025, and December 31, 2024, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,387,250 and 8,367,810 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	8	8
Additional Paid-in-capital	23,824,070	22,366,725
Accumulated (deficit)	(18,449,656)	(11,945,958)
Total stockholders’ equity	5,374,422	10,420,775
Total liabilities and equity	$7,719,049	$13,034,404

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Total operating income	$-	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	845,174	546,095	2,527,936	1,667,748
Professional fees	237,916	269,543	1,139,083	816,009
Information technology	8,175	15,661	75,327	29,267
General and administrative-other	214,181	56,940	683,870	197,302
Total general and administrative costs	1,305,446	888,239	4,426,216	2,710,326
Research and development costs, net of grants	1,216,762	723,487	2,594,765	1,238,463
Total operating costs	2,522,208	1,611,726	7,020,981	3,948,789
Net operating loss	(2,522,208)	(1,611,726)	(7,020,981)	(3,948,789)
Other income/(expense):
Interest income/ (expense)	59,185	(44,647)	231,742	(74,429)
Other income/(expense):	176,032	-	285,541	-
Loss before income taxes	(2,286,991)	(1,656,373)	(6,503,698)	(4,023,218)
Income taxes	-	-	-	2,143
Net loss	$(2,286,991)	$(1,656,373)	$(6,503,698)	$(4,025,361)

Net loss per common share – basic and diluted	$(0.27)	$(0.27)	$(0.78)	$(0.64)
Weighted average of common shares outstanding – basic and diluted	8,387,250	6,252,349	8,377,513	6,251,158

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three and Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775
Stock options	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	8	22,684,002	(13,802,379)	8,881,631
Stock options	-	-	323,479	-	323,479
Issuance of common stock for compensation	19,440	-	243,778	-	243,778
Related party debt forgiveness			147,103		147,103
Net loss	-	-	-	(2,360,286)	(2,360,286)
Balance, June 30, 2025	8,387,250	8	23,398,362	(16,162,665)	7,235,705
Stock options	-	-	425,708	-	425,708
Net loss	-	-	-	(2,286,991)	(2,286,991)
Balance, September 30, 2025	8,387,250	8	23,824,070	(18,449,656)	5,374,422

Three and Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	6,250,002	6	5,700,298	(6,084,623)	(384,319)
Stock options	-	-	142,810	-	142,810
Net loss	-	-	-	(1,008,458)	(1,008,458)
Balance, March 31, 2024	6,250,002	6	5,843,108	(7,093,081)	(1,249,967)
Stock options			348,275		348,275
Issuance of common stock due to exercise of options	2,347	-		-	-
Net loss	-	-	-	(1,360,530)	(1,360,530)
Balance, June 30, 2024	6,252,349	6	6,191,383	(8,453,611)	(2,262,222)
Stock options	-	-	317,277	-	317,277
Net loss	-	-	-	(1,656,373)	(1,656,373)
Balance, September 30, 2024	6,252,349	6	6,508,660	(10,109,984)	(3,601,318)

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,503,698)	$(4,025,361)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of Deferred Grant Reimbursement	(40,213)	(40,904)
Depreciation of property and equipment	214,362	199,815
Non-cash lease expense	37,864	27,641
Stock-based compensation	1,310,239	808,362
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	434,639	328,356
Prepaid expenses and other current assets	165,070	22,403
Increase (decrease) in -
Accounts payable and accrued expenses	(19,899)	(78,907)
Due to related party	(20,778)	2,739
Tax receivable	(105,826)	-
Tax payable	-	(42,267)
Net cash provided by (used in) operating activities	$(4,528,240)	$(2,798,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	19,701	37,236
Purchases of property and equipment	(94,929)	(186,045)
Net cash (used in) investing activities	$(75,228)	$(148,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note	-	3,222,066
Deferred IPO Cost	-	(107,732)
Payments on finance lease obligations	(17,155)	-
Net cash (used in) financing activities	$(17,155)	$3,114,334

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	(4,620,623)	167,402

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,719,310	66,533

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,098,687	$233,935
Supplemental disclosures of cash flow information:
Interest Expense	4,071	-
Income taxes	-	(42,267)
Non-cash investing and financing activities:
Unpaid offering costs included in prepaid expenses	-	(284,602)
Forgiveness of debt	147,103	-
Conversion of due to affiliate to related party note	-	200,000

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2025 and 2024

1. Organization and Description of Business

eXoZymes Inc., formerly known as Invizyne Technologies Inc., was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc., formerly known as Invizyne Technologies Inc., was formed in California in 2014, together (“eXoZymes”) eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 47% minority interest as of September 30, 2025.

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

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $6,503,698 and $4,025,361 during the nine months ended September 30, 2025 and 2024, respectively, and used cash for operations of $(4,528,240) and $(2,798,123) for the nine months ended September 30, 2025 and 2024, respectively. Although the Company believes it has sufficient working capital for the near term, management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

These condensed unaudited consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

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

Concentration of Risk

The Department of Energy has contributed 89% and the NIH has contributed 11% of all grant reimbursements for the nine months ended September 30, 2025. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three and nine months ended September 30, 2025 and 2024.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On September 30, 2025, the Company had approximately $4,924,469 of cash and unrestricted cash in financial institutions exceeding FDIC insured limits. The Company did not experience any credit risk losses during the nine months ended September 30, 2025, and the year ended December 31, 2024.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	5,098,687	-	-	5,098,687

Total fair value	5,098,687	-	-	5,098,687

December 31, 2024
	Level 1	Level 2	Level 3	Total
Safe Note	-	-	-	-

Total fair value	-	-	-	-

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2025, and December 31, 2024.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2025, and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Laboratory equipment	1,351,026	1,277,647
Furniture and fixtures	54,338	54,338
Leasehold improvements	300,711	279,161
Total property and equipment	1,706,075	1,611,146
Less: Accumulated depreciation	(943,063)	(728,701)
Property and equipment, net	763,012	882,445

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the nine months ended September 30, 2025, and 2024, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on September 30, 2025, and 2024, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the nine months ended September 30, 2025, and 2024, is presented below:

	Nine Months ended September 30,
	2025	2024
Balance at beginning of period	737,282	882,319
Grant costs expensed	1,120,907	1,756,852
Grants for equipment purchased	19,699	6,379
Grant fees	12,739	50,854
Grant funds received	(1,587,984)	(2,142,441)
Balance at end of period	302,643	553,963

eXoZymes has received three grants provided by the National Institutes of Health, the Department of Energy and Department of Defense through September 30, 2025. The first grant was awarded on October 1, 2023, and the latest of these grants was set to expire on May 14, 2026, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses.

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

Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the nine months ended September 30, 2025, and 2024, respectively, grants amounting to $1,120,907 and $1,756,852 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the nine months ended September 30, 2025, and 2024, respectively, totaled $1,153,345 and $1,814,085.

For the three months ended September 30, 2025, and 2024, grants amounting to $256,474 and $484,725 were offset against the research and development costs, respectively. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three months ended September 30, 2025, and 2024, respectively, totaled $260,498 and $496,207

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the nine months ended September 30, 2025, and 2024, research and development costs prior to offset of the grants amounted to $3,748,110 and $3,046,169 respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

For the three months ended September 30, 2025, and 2024, research and development costs prior to offset of the grants amounted to $1,477,270, and $1,219,694, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $182,123 and $165,872 for the nine months ended September 30, 2025, and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

The Company had outstanding payables to MDB Capital Holdings, LLC of $17,085 and $178,966 as of September 30, 2025, and December 31, 2024, respectively. These payables are non-interest bearing and will be settled in accordance with standard payment terms.

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

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 2,052,931 shares of eXoZymes’s Common Stock for $5,000,000 at $2.44 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 205,293 shares of eXoZymes Common Stock. Through September 30, 2025, and December 31, 2024, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as September 30, 2025, and December 31, 2024, was $320,790.

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

The warrants outstanding, issued, exercised, and expired, along with their respective exercise prices and expiration dates, as of December 31, 2024, and for the nine months ended September 30, 2025, is presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2024	351,528	4.75	Various (2029)
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at 9/30/2025	351,528	$4.75 (weighted avg)	Various (2029)

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

On July 1, 2025, the eXoZymes board approved an issuance of stock options to purchase 235,817 shares of common stock and were granted at an exercise price of $12.40 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 4 years. The inputs used to determine the fair value was Common Stock price of $12.40, option exercise price of $12.40, expected life in years of 4 years, with a contract life of 7 years, risk-free rate of 3.99%, expected annual volatility of 88.47%, and annual rate of dividends of $0.

On July 30, 2025, the eXoZymes board approved an issuance of stock options to purchase 20,000 shares of common stock and were granted at an exercise price of $9.48 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 12 months. The inputs used to determine the fair value was Common Stock price of $9.48, option exercise price of $9.48, expected life in years of one years, with a contract life of 7 years, risk-free rate of 3.874%, expected annual volatility of 88.08%, and annual rate of dividends of $0.

As of September 30, 2025, stock options to purchase 913,300 shares of Common Stock were vested, the weighted average exercise price is $5.51, the aggregate intrinsic value is $17,682,398, and the weighted average remaining contractual term is 5.36 years. The stock options were issued in 2021, 2023 and 2024 and had a vesting term of five years with an expiry of seven years. eXoZymes stock-based compensation were $1,066,461 and $808,362 for the nine months ended September 30, 2025, and 2024. As of September 30, 2025, the unrecognized stock-based compensation is $3,073,349.

A summary of stock option activity during the nine months ended September 30, 2025, and December 31, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding on December 31, 2024	1,747,789	4.66	6.13
Granted	255,817	12.17	7
Exercised	-	-	-
Expired	20,776	8.00	5.507

Stock options outstanding on September 30, 2025	1,982,830	$5.51	5.36

Stock options exercisable on September 30, 2024	491,262	$4.58	5.84
Stock options exercisable on September 30, 2025	913,300	$5.51	5.36

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

On July 1, 2025, eXoZymes granted 20,000 restricted stock units (“RSUs”) at a value of $9.48 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The RSUs vest monthly over a 12-month period.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding on December 31, 2024	424,656	$2.64	8.04
Granted	20,000	$9.48	0.83
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding on September 30, 2025	444,656	$2.96	6.36

Restricted stock units on September 30, 2024	424,656	$2.64	7.62
Restricted stock units on September 30, 2025	444,656	$2.96	6.36

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 2,779,014 and 1,121,211 shares, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	Common shares	Common shares
Net loss	(6,503,698)	$(4,025,361)

Weighted average shares outstanding – basic and diluted	8,377,513	6,251,158

Net loss per share – basic and diluted	(0.78)	$(0.64)

The following financial instruments were not included in the diluted loss per share calculations as of the nine months ended September 30, 2025, and 2024 because their effect was anti-dilutive:

	September 30, 2025	September 30, 2024
Warrants to purchase common stock	351,528	205,293

Options	1,982,830	491,262

Restricted stock awards units	444,656	424,656

Total	2,779,014	1,121,211

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2025, and 2024, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. As of September 30, 2025, the Company continues to monitor changes in tariffs and indirect trade restraints and does not believe they will have a significant impact on its business activities.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine months ended September 30, 2025 and 2024. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $117,774 and $84,003 were contributed to the 401 (k) plan for the nine-months ended September 30, 2025 and 2024, respectively. A total of $37,586 and $27,311 for the three months ended September 30, 2025 and 2024, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of September 30, 2025, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of September 30, 2025 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of September 30, 2025.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to September 30, 2025, has aggregated $396,126. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees of $5,763 and $2,632 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, license fees amounted to $1,500 and $625, respectively.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and one finance lease as of September 30, 2025.

On April 3, 2023, the Company executed a lease for new office space next to the existing space at eXoZymes in the Los Angeles, California metropolitan area. The lease with a term of 60 months began on July 1, 2023, and ends on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

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

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California, the expected occupancy of the additional space was May 1, 2023. The lease adds a term of 20 months to the current term for a total of 72 months for the current term, the additional space is for 72 months, both spaces will expire on April 30, 2028, without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648. The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

	September 30, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$1,124,925	$1,331,577
Operating lease liabilities	$1,200,888	$1,386,832

Weighted average remaining lease term in years	3.83	4.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts of operating lease	$260,190	$339,576

Finance leases:
Right-of-use assets	$119,236	$-
Finance lease liabilities	$119,236	$-

Weighted average remaining lease term in years	2.50	-
Weighted average discount rate	7.54%	-

Amortization of assets under finance lease	$17,155	$-
Interest	$4,071

For the nine months ended September 30, 2025, and 2024, the Company recognized operating lease expenses of $280,898 in each period. Finance lease payments totaled $21,226 for the nine months ended September 30, 2025, with no finance lease payments made during the comparable period in 2024.

As of September 30, 2025, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Lease	Financial Lease

2025	88,683	12,735
2026	358,428	50,941
2027	368,250	50,941
2028	378,576	16,980
Thereafter	192,828	-
Total	$1,386,765	$131,597
Less effects of discounting	(185,877)	(12,361)
Total lease liabilities	$1,200,888	$119,236

10. Income Taxes

eXoZymes Inc. is a corporation for U.S. federal income tax purposes, incorporated in the State of Nevada. The Company wholly owns eXoZymes (CA) Inc., a corporation for U.S. federal income tax purposes incorporated in the State of California, and NCTx LLC, a limited liability company organized in the State of Delaware.

The Company recognized income-tax expense of $0 and $2,143 for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the nine months ended September 30, 2025, and 2024, were 0% and 0%, respectively. The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 28% and, and the difference between the Company’s effective tax rate and the statutory tax rate was primarily due to the full valuation allowance recorded against the Company’s U.S. deferred-tax assets.

During the third quarter of 2025, the Company recognized a discrete income-tax benefit of $105,826 related to amended U.S. federal income-tax returns for the 2022 and 2023 tax years filed under the One Big Beautiful Bill Act (“OBBBA”), enacted July 4, 2025. The OBBBA retroactively permitted the immediate expensing of domestic research and experimental expenditures under I.R.C. § 174. Accordingly, the Company filed amended federal returns for 2022 and 2023 to claim refunds totaling $105,826. The amendments eliminated previously capitalized § 174 amounts and increased federal net-operating-loss carryforwards. The refund receivable was recorded as a discrete current-tax benefit in the third quarter of 2025 and did not materially affect the Company’s deferred-tax assets or valuation-allowance position.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2024, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of September 30, 2025, and September 30, 2024. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

11. Subsequent Events

The Company has evaluated subsequent events through November 13, 2025, the date on which these financial statements were issued.

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

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Nine months Ended September 30, 2025 and 2024

	Nine Months ended September 30,
	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%
Operating costs:
General and administrative costs:
Compensation	2,527,936	1,667,748	860,188	51.6%
Professional fees	1,139,083	816,009	323,074	39.6%
Information technology	75,327	29,267	46,060	157.4%
General and administrative-other	683,870	197,302	486,568	246.6%
Total general and administrative costs	4,426,216	2,710,326	1,715,890	63.3%
Research and development costs, net of grants amounting to $1,120,907, and $1,807,706, for the nine months ended September 31	2,594,765	1,238,463	1,356,302	109.5%
Total operating costs	7,020,981	3,948,789	3,072,192	77.8%
Net operating loss	(7,020,981)	(3,948,789)	(3,072,192)	77.8%
Other income/(expense):
Interest income/ (expense)	231,742	(74,429)	306,171	-411.4%
Other income/(expense):	285,541	-	285,541	100.0%
Loss before income taxes	(6,503,698)	(4,023,218)	(2,480,480)	61.7%
Income taxes	-	2,143	(2,143)	-100.0%
Net loss	$(6,503,698)	$(4,025,361)	(2,478,337)	61.6%

General and Administrative Costs.

During nine months ended September 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expense during the nine months ending September 30, 2025, resulted from the recruitment of additional staff, who are not covered by grants. This was accompanied by increases in compensation and additional accrual of bonuses compared to nine months period ended September 30, 2024.
●	Professional Fees: The increase in professional fees compared to previous period was due to higher consulting costs related to operations and higher legal, tax, and consulting costs.
●	Information Technology Costs: The increase in costs for the nine months ending September 30, 2025, were related to additional IT projects to improve the company’s infrastructure and operations.
●	Other General and Administrative Costs: The increase in costs for the nine months ended September 30, 2025, relate to D&O insurance costs and director fees, which did not occur in the nine months ended September 30, 2024.

Research and Development Costs.

For the nine months ended September 30, 2025, research and development costs increased by $1,356,302 compared to the same period in 2024, primarily due to new hires, higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Results of Operations for the Three months Ended September 30, 2025 and 2024

	Three Months ended September 30,
	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%
Operating costs:
General and administrative costs:
Compensation	845,174	546,095	299,079	54.8%
Professional fees	237,916	269,543	(31,627)	-11.7%
Information technology	8,175	15,661	(7,486)	-47.8%
General and administrative-other	214,181	56,940	157,241	276.2%
Total general and administrative costs	1,305,446	888,239	417,207	47.0%
Research and development costs, net of grants amounting to $256,474 and $489,798 for the three months ended September 30	1,216,762	723,487	493,275	68.2%
Total operating costs	2,522,208	1,611,726	910,482	56.5%
Net operating loss	(2,522,208)	(1,611,726)	(910,482)	56.5%
Other income/(expense):
Interest income/ (expense)	59,185	(44,647)	103,832	-232.6%
Other income/(expense):	176,032	-	176,032	100.0%
Loss before income taxes	(2,286,991)	(1,656,373)	(630,618)	38.1%

Income taxes	-	-	-	0.0%
Net loss	$(2,286,991)	$(1,656,373)	(630,618)	38.1%

General and Administrative Costs.

For three months ended September 30, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the three months ended September 30, 2025, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The decrease in professional fees over the prior period were mainly due to lower consulting expenses related to business operations, as well as lower legal and tax fees.
●	Information Technology Costs: The decrease in IT expenses during the three months ended September 30, 2025, were associated with lower technology initiatives in the period.
●	Other General and Administrative Costs: The increase in costs for the three months ended September 30, 2025, relate to D&O insurance costs and director fees, which did not occur in the three months ended September 30, 2024.

Research and Development Costs.

For the three months ended September 30, 2025, research and development costs increased by $493,275 compared to the same period in 2024, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$5,098,687	$9,719,310	(4,620,623)	-47.5%
Grants receivable	302,643	737,282	(434,639)	-59.0%
Prepaid expenses and other current assets	204,720	363,790	(159,070)	-43.7%
Total current assets	5,606,050	10,820,382	(5,214,332)	-48.2%
Property and equipment, net	763,012	882,445	(119,433)	-13.5%
Operating lease right-of-use asset, net	1,124,925	1,331,577	(206,652)	-15.5%
Finance lease right-of-use asset, net	119,236	-	119,236	100.0%
Deferred Tax Assets	105,826	-	105,826	100.0%
Total assets	$7,719,049	$13,034,404	(5,315,355)	-40.8%

LIABILITIES AND EQUITY
Accounts payable	$904,353	$924,252	(19,899)	-2.2%
Due to affiliates	17,085	178,966	(161,881)	-90.5%
Operating lease liabilities – Current	274,301	230,027	44,274	19.2%
Finance lease liabilities – Current	42,623	-	42,623	100.0%
Total current Liabilities	1,238,362	1,333,245	(94,883)	-7.1%
Deferred grant reimbursement	103,065	123,579	(20,514)	-16.6%
Operating lease liabilities - long term	926,587	1,156,805	(230,218)	-19.9%
Finance lease liabilities - long term	76,613	-	76,613	100.0%
Total liabilities	$2,344,627	$2,613,629	(269,002)	-10.3%
Stockholders’ Equity:			-
Common shares	8	8	-	0.0%
Additional Paid-in-capital	23,824,070	22,366,725	1,457,345	6.5%
Accumulated deficit	(18,449,656)	(11,945,958)	(6,503,698)	54.4%
Total equity	5,374,422	10,420,775	(5,046,353)	-48.4%
Total liabilities and equity	$7,719,049	$13,034,404	(5,315,355)	-40.8%

Financial Condition:

The decrease in assets was due to changes in several asset classes, but primarily in cash and cash equivalents. The decrease in grants receivable was driven by completion of certain grants and timing of grant drawdowns. The decrease in prepaid expenses was due to ongoing amortization of prepaids to expenses. The decrease in property and equipment was due to the ongoing accumulated depreciation of fixed assets. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period.

During the three months ended September 30, 2025, eXoZymes recognized a discrete income tax receivable of $105,826. This receivable resulted from the filing of amended prior years income tax returns.

The decrease in liabilities was primarily driven by the decrease in the amount of Due to affiliates, as well as reductions in both finance and operating leases.

The equity decrease was due to losses generated by operations.

Liquidity and Capital Resources – September 30, 2025, and 2024

The Company’s consolidated statements of cash flows as discussed herein are presented below:

	Nine Months ended September 30,
	2025	2024
Net cash (used in) operating activities	$(4,528,240)	$(2,798,123)
Net cash (used in) investing activities	(75,228)	(148,809)
Net cash (used in) by financing activities	(17,155)	3,114,334
Net increase (decrease) in cash and cash equivalents	$(4,620,623)	$167,402

On September 30, 2025, the Company had working capital of $4,391,664, as compared to working capital of $9,487,137 on December 31, 2024, reflecting a decrease in working capital of $5,095,473. This decrease in working capital was the result of usage of cash and cash equivalents to fund operations. On September 30, 2025, the Company had cash of $5,098,687 available to fund its operations.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds of $15,901,328, and net proceeds of approximately $15,206,543. The Company used approximately $4,243,022 to repay loans from MDB Capital Holdings, LLC shortly after the closing of the IPO. The balance of the proceeds as of September 30, 2025, will continue to be used, throughout 2025, in the expansion of its production capabilities, staffing, R&D and other working capital requirements.

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

Based on its working capital of approximately $4,391,664 as of September 30, 2025, and its program of seeking various grants, the Company believes it has sufficient funds, in the near term, for its currently planned operations. The Company will continue to allocate its available working capital toward advancing its research, development, and commercialization initiatives. If and when it requires capital, it may sell its equity securities, seek institutional and bank funding, and sell or license various of its intellectual property rights. The Company does not have any current arrangements for additional funding, and there is no assurance that it will be able to obtain funding, when needed, on terms that are commercially reasonable. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations.

Operating Activities.

For the nine months ended September 30, 2025, operating activities utilized cash of $4,528,240, which was driven by an increased research and development activity, as well as increased general and administrative costs.

For the nine months ended September 30, 2024, operating activities utilized cash of $2,798,123. This was primarily driven by increased research and development activity, as well as higher general and administrative expenses, which resulted in a deficit for the period. However, this deficit was offset by cash received from related parties.

Investing Activities.

For the nine months ended September 30, 2025, and 2024, investing activities primarily consisted of the purchase of laboratory equipment.

Financing Activities.

For the nine months ended September 30, 2025, the Company incurred cash payments of $17,155 related to its finance lease obligations.

For the nine months ended September 30, 2024, the Company had cash expenditures that related to the ongoing IPO activities and totaled $107,732 and received $3,222,066 from a related party note.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of September 30, 2025, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of September 30, 2025, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

Summary of Business Activities and Plans

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its initial public offering (IPO) with a closing date of November 14, 2024, which consisted of the sale of an aggregate of 1,875,000 shares of Common Stock. The public offering price was $8.00 per share, for gross proceeds of $15,000,000. The underwriter was granted an overallotment option for up to an additional 281,250 shares until December 26, 2024. The net proceeds for the initial public offering with the overallotment were $15,206,543. The proceeds are being used for the development of eXoZymes, expansion of production capabilities, increased staff and related expenses, R&D expenses, repayment of a related party loan and other general corporate and working capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of September 30, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Early 2025 federal government actions to impose tariffs, to change trade policies, to change immigration policies, and to limit research grants and other forms of federal government funding, including direct government grants and the funding of universities and research enterprises. These government actions separately or together may cause disruption to our consolidated business activities based on their direct and indirect effect on our partner companies and our clients for our product solutions. Many of these government actions have been only recently implemented, others are being threatened, and many will be ongoing, changed or abandoned. Therefore, the full impact has yet to be realized by the Company and its partner companies and clients. Nonetheless, (i) tariffs are likely to increase the cost of doing business in the general economy and to make it more difficult to obtain items where imported equipment is required by our own activities and the activities of our partner companies and clients, (ii) ending or reducing research funding is likely to make it more difficult to find collaborative research partners to work with us and our partner companies as government funding is an indirect support for research and product development activities, and (iii) the curtailment of direct funding will have an immediate adverse impact on our partner companies and clients and their ability to continue their development work based on our solutions. We also believe that as these policies are implemented, it will make raising capital from private investors far more difficult, as they will want to know if the Company will be able to use the proceeds effectively and will be of sufficient amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Tyler Korman previously serving as the Vice President of Research and Development has been promoted to Chief Science Officer. The promotion was approved by the Board of Directors on November 10, 2025. Also on November 10, 2025, in connection with his promotion, the Compensation Committee and the Board increased Mr. Korman’s annual base salary to $250,000, effective November 15, 2025

Item 6. Exhibits

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

EXOZYMES INC.
(the “Registrant”)

Dated: November 13, 2025	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Fouad Nawaz
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

