Form 10-K
period 2025-12-31
EXOZYMES INC.
filed 2026-03-30
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, which was 3,888,551 shares as of March 30, 2026, computed by reference to the price at which the common equity was last sold, which was $9.88, as of the last business day of the registrant’s most recently completed second fiscal quarter: $38,418,884.

As of March 29, 2026, the number of outstanding shares of Common Stock was 8,478,992. The closing price of a share of Common Stock on March 26, 2026 on the Nasdaq Stock Market was $7.23.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiaries.

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

Important factors that could cause differences include, but are not limited to:

●	our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our overall operations and growth;

●	our ability to anticipate trends, growth rates, and challenges in our research, product development and partner company arrangements;

●	our ability to evaluate potential partner companies and licensees and assess their potential growth and the challenges of their business;

●	our ability to evaluate the product and service development of both the company and the partner companies, including product and service development, acceptance, commercial adoption and overall commercialization;

●	how we may have to raise additional capital, and the methods used for future financing;

●	regulatory, legislative and judicial developments that impact our businesses and those of the partner companies and our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business and those of the partner companies;

●	our ability to protect their and our respective intellectual property;

●	our relationships with our employees, clients and service providers;

●	our ability to identify, complete and integrate potential strategic acquisitions of complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets into our overall structure;

●	general economic conditions and trends and their impact on our business, which may include the economic consequences of changes in the rate of inflation and changes in operational costs and the availability of supplies as a result of tariffs imposed by various governments;

●	increased expenses associated with being a public company; and

●	our ability to attract and retain qualified personnel.

These above factors should not be construed as exhaustive and should be read with the other cautionary statements in this annual report.

PART I

Item 1. Business

Overview

Chemicals are ubiquitous in modern life - they form the basis of medicines, fuels, plastics, food, and colors, among many other applications that together contribute to our ability to live “the good life” in the modern world.

Harvesting chemicals from nature via traditional extraction methods is often inefficient and often requires large amounts of biological material to extract the necessary amounts of the desired chemical compounds. So, despite maybe being sustainable, it is not enough to supply the world’s demand through natural extraction, and it is not as scalable, as cost effective, or as flexible as using petrochemicals from a manufacturing point of view.

Since the discovery of oil and the advance of petrochemistry, the world has used petrochemical production methods to produce many desired chemicals—but petrochemical production is often toxic and environmentally damaging and, therefore, unsustainable. Furthermore, there is a limitation to what kinds of chemical compounds petrochemistry can efficiently produce, as nature is simply much more diverse and complex.

As a best-of-both-worlds solution for future chemical production, eXoZymes believes it has developed technology that will allow us to harness more of the mechanisms that nature uses for biochemical production. We believe the technology we are developing will allow for a future where we can build new biosolutions that harness nature’s diversity but are designable and engineerable and, therefore, as scalable as petrochemical, all while being sustainable.

This introduces a paradigm shift in chemical production through the groundbreaking and sustainable production of highly valuable new chemicals (e.g., small molecules), such as active compounds in pharmaceutical drugs, new generations of nutraceuticals, or the core energy-molecules in biofuels. Just to mention a few of the at least 100s of potential application areas.

All of the aforementioned examples represent very large potential business opportunities. Focusing our efforts will be key. And we will therefore concentrate our efforts in the pharmaceutical and nutraceutical space to begin with, as our core technology is a good fit for these markets, where we can make highly valuable compounds (e.g. natural products or natural-product-inspired compounds) and productize them, and that way scale up the business without taking on too much.

We believe, that with time, a paradigm shift in how humans get access to chemicals is possible by leveraging AI-designed and highly engineered enzymes (called exozymes), allowing for a new generation of “cell-free” biosolutions. When cell-free exozyme biosolutions are compared to synthetic biology (SynBio), which has offered a similar kind of vision for the future, but mostly failed, the main difference is that while many of the synthetic biology technology problems relate to scaling up production to commercially relevant scales using living cells, exozyme biosolutions avoids many of the scaling challenges by liberating the enzyme based chemical-production-pathways from the cell. Living cells, simply put, are difficult to scale and do not want to produce chemicals in industrially relevant amounts that they do not need or benefit from themselves.

In response to feedback from stakeholders and the ongoing need to clarify the specific type of “cell-free” technology utilized by the company, a rebranding effort was undertaken in February of 2025 to provide greater clarity around the core technology and to distinguish it from existing approaches. Because we consider our technology as so foundational, differentiated, and full of potential, we believe existing terminology was insufficient to accurately describe it. As a result, the term “exozymes” was introduced — not only as a rebranding effort, but also as the definition of this new scientific and technology concept. As such, Invizyne Technologies, Inc. was rebranded to eXoZymes, Inc.

Biomanufacturing using exozymes and exozyme biosolutions, we believe, can efficiently convert affordable and widely available, potentially low-cost feedstocks into a broad spectrum of chemicals. The capability to develop and bio-manufacture specific compounds that can be deployed in nutraceutical and pharmaceutical markets, as well as isobutanol for use in Sustainable Aviation Fuel, has already been successfully demonstrated by eXoZymes through multiple publications, use cases, and non-public and public pilot projects with potential partners.

What are exozymes?

Exozymes are advanced enzymes engineered with the aid of artificial intelligence to function in bioreactors outside of living cells. These exozyme-based systems, called biosolutions (e.g. exozyme biosolutions), have the potential to efficiently convert affordable and abundant feedstocks into a wide array of valuable chemicals, including small-molecules used as e.g. active pharmaceutical ingredients (APIs), nutraceuticals, and biofuels to list a few examples.

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

By utilizing exozymes rather than traditional methods or enzymes, it also potentially becomes significantly easier to design, engineer, and implement an exozyme biosolution pathway to produce new compounds with enhanced or tailored properties.

Research and Development Grants

eXoZymes, Inc. has received US government grants, primarily from the Department of Energy (DOE) for work related to isobutanol, upgrading alcohols, and cofactor development, as well as grants from the National Institutes of Health (NIH), for work relating to cannabinoids. This funding has allowed us to advance our technology, conduct research, help validate our processes, and advance the boundaries of scientific and technological advancement in our field.

eXoZymes, Inc. has also received grants from two non-government sources. One of the grants was from the Gates Foundation for work on terpene synthesis. Terpenes are a class of natural products that display myriad properties and are used as flavors and fragrances but also make of the core of numerous pharmaceuticals. The grant amount was $50,000, and the work was completed at about the time of founding eXoZymes. The second grant was from Shell GCxN, received in 2023, which is under the Shell Game Changer Award program. The grant was used for our work on isobutanol production.

From inception through December 31, 2025, the Company has received grants totaling $17,697,378, of which $4,058,367 was awarded in 2025 and $1,048,302 was awarded in 2024. In the past, both government funding and private funding have been important sources of funds for the operations of eXoZymes. There is no assurance that we will continue to be able to draw on any outstanding US government grants, private grants or be able to obtain new grants. However, we believe that the Company now has a great base for a business and a first version of a technology platform, which is not dependent on grants, that can allow us to create additional value. In the future we also will try to leverage grants as additional sources of financial resources. If we are not able to obtain any new government and other grant funding after the funding we have already been granted runs out, we may have to limit our operations or may have to raise additional capital from other sources to maintain or further develop projects and capabilities at eXoZymes.

Commercialization Strategy and Focus

As already described, we believe the potential applications of our technology are extensive. We are currently focusing on low-volume, high-value compounds that will often be natural products or their derivatives. These are being developed to be used as the active ingredients in nutraceuticals, and preferably, those that also have the potential to become active pharmaceutical ingredients (API).

We believe nutraceutical use-cases offer faster time to market with less cost and complexity (e.g. regulatory work). Pharmaceutical use cases often require higher end-product purity, longer regulatory timelines, and/or additional engineering to produce specialized derivative-versions of compounds that have optimized pharmaceutical qualities; therefore they typically have a much higher upside potential but they take more time and higher costs to fully develop. The good news is that most of the work to develop exozyme biosolutions for production of nutraceuticals will be reusable and can serve as the foundation for the pharmaceutical business case. Therefore, focusing on developing nutraceuticals with potential as pharmaceuticals represents a risk-minimizing strategy and double-dip opportunity that amplifies the chance for positive outcomes and returns of investments.

In rare application cases, we may work on projects outside of the “nutraceutical-with-pharmaceutical-potential” focus in the 2026-2027 timeframe. We define these other potential projects as those projects with “extraordinary business opportunities,” The only example at this time is our isobutanol program. In the case of isobutanol, the US government via the Department of Energy, has granted us non-dilutive resources to build an exozyme biosolution to produce isobutanol that can e.g. be used for Sustainable Aviation Fuel (SAF) and other sustainable biofuels and industrial chemical applications, where we get to keep almost all of the upside (IP, new technology and the business opportunities).

Other potential “extraordinary business opportunities” may be found via sponsorships and grants or if and when other companies have already heavily invested into a market such that a market is established and accessible once a working biosolution has been developed and is ready for deployment. In some cases, we anticipate that other companies will have struggled to achieve market relevant economics using a Synthetic Biology (SynBio) or synthetic chemistry approach and have already primed the market for adoption without a viable solution to provide product. Because it is possible that an exozyme biosolution can be built much faster and cheaper than the SynBio approach, there might be customers willing to make a deal with us such that sufficient upside (e.g. project cost, IP rights, licensing, royalties) provides overwhelming motivation to pursue the opportunity, despite the target compound or market not being a part of our current focus.

The 2026–2027 period represents an initial commercialization and validation phase focused on compounds that can be positioned as nutraceutical products while demonstrating characteristics that support potential pharmaceutical development.

This staged approach allows the company to:

●	Accelerate time to market through nutraceutical regulatory pathways
●	Generate early revenue streams and market adoption data
●	Validate biological activity and consumer demand
●	Establish a foundation for potential future pharmaceutical indications

Following this defined focus period, the company may evaluate transitioning select compounds into formal pharmaceutical development programs or expanding the product portfolio into broader therapeutic applications.

After the initial 2026-2027 “nutraceutical-with-pharmaceutical-potential” focus period, we plan to reevaluate our focus and possibly expand our focus areas if we find it beneficial to do so. Regardless of the specific application market, we anticipate that partnerships will be essential. In markets where eXoZymes can bring a competitive advantage (better product or feature, cheaper prices, significantly “greener”, lower setup cost etc.) due to our state-of-the-art (bio)manufacturing biosolutions and a partner has established a viable commercial roadmap (such as a customer base, distribution networks, and market insights) a partnership will be optimal. Because we believe eXoZymes is fundamentally a platform company, collaboration with partners who possess deep knowledge and experience within specific markets and product domains can further benefit the platform by quickly expanding our products and applications.

Because eXoZymes is a young company and the technology is so foundational, there are neither enough people nor capital currently available to pursue all potential markets independently. Therefore, we believe that without strong partnerships, the full promise of exozyme biosolutions would remain unrealized in our generation.

Traditional production of fuels and chemicals has predominantly relied on two or three primary technologies; natural resource extraction, chemical synthesis, and more recently, synthetic biology (SynBio). Each method carries potential benefits but also significant drawbacks and notable limitations.

Natural Extraction: Many beneficial chemicals used by humans, such as vegetable oils, ethanol, perfumes, and pharmaceuticals, originate from biological organisms (e.g. plants, microbes, etc.). While these molecules can often be extracted from natural sources, many potentially useful chemicals are found in limited amounts in relation to the biomass in which they are located (e.g. at very low concentrations). Whether the natural source is enough to satisfy commercial demand depends heavily on factors like crop yields, market demands, and geopolitical factors. Natural extraction is generally characterized as inefficient, especially when the desired molecule is only found in trace amounts in a plant or other organism. Processes that depend on natural extraction can require large amounts of energy and be very costly. Often, environmentally damaging solvents are used in the extraction process. When traditional methods of natural extraction are used, the method typically generates substantial amounts of waste product, which present issues of local pollution and waste management. An additional limitation of natural extraction is an issue of the purity of the end-product, and in many instances the purification process will damage or destroy the molecule being sought, or contaminants cannot be sufficiently removed. Achieving consistent quantity and quality are issues inherent to natural extraction. Using natural resources, such as plants, can also result in over harvesting with consequences to biodiversity, damaging land resources with negative impact on local income and related societal issues.

Chemical Synthesis: To circumvent the limitations of natural extraction, chemists have developed sophisticated methods for building molecules from simple petrochemical building blocks. Chemical synthesis is one of the most common methods of producing new molecules, and the chemical industry infrastructure is well-established globally. One of the major advantages of chemical synthesis is that it is highly scalable. However, traditional chemical production methods often suffer from substantive drawbacks such as high energy consumption, extraordinary and potentially dangerous operating conditions such as high temperatures or pressures, use of large volumes of toxic solvents (resulting in toxic waste), use of imprecise catalysts resulting in inefficient reactions, requiring extensive purification and associated costs, and each step in the synthesis usually requires different reaction conditions, making the process cumbersome and expensive which is often a factor in determining the viability of an end-product. Generally, petrochemical processes are also usually environmentally unfriendly. In addition, side products and impurities can be difficult to separate from the desired molecule; although some by-products are tolerated if they have their own commercial viability. Chemical synthesis also may have long and complex production cycles and can require enormous CAPEX investments, although this can sometimes be mitigated by the scales which petrochemical processes are deployed at.

Synthetic Biology (SynBio)/Metabolic Engineering of Cells: To provide alternatives to chemical synthesis and natural extraction, significant efforts have been made to engineer biological organisms to be able to convert simple biomass feedstocks into valuable chemicals. Synthetic biology (SynBio) seeks to reprogram an organism, such as yeast or bacteria, using genetic engineering and/or recombinant DNA to produce the desired molecule end-product. The SynBio approach has some benefits over the other two methods mentioned above, but it has been more difficult than originally thought to realize economic production of end-products at scale in a timely fashion and at a reasonable cost. So far, achieving commercially viable production of small-molecule natural products using SynBio has been challenging, and most projects and companies trying to use SynBio for biomanufacturing have gone out of business. The failure of SynBio approaches can be a combination of many issues, including difficulty in keeping the host microbe alive, especially if the desired end chemical product or intermediate chemicals are toxic to the cell, and competing metabolism where other internal processes either compete for the starting material or the cannibalization of the product molecule for the cell’s own needs. These complications result in long and uncertain development cycles, low yields, high costs, and high failure rates. Overall, SynBio’s economic viability remains challenging, with the cost structures being influenced by research, development, scale-up challenges, and expensive manufacturing. The collapse of SynBio industry stalwarts like Zymergen, Demetrix, and Amyris is exemplary of these risks.

Our Solution

We believe eXoZymes biomanufacturing platform is a distinct and more effective path to environmentally and commercially sustainable biomanufacturing compared to existing methods. Our approach avoids the complexity of engineering virtually uncontrollable living cells that historically have plagued SynBio efforts. Since living cell’s do not benefit from being used as “chemical factories”, they will fight back as if their lives depend on it. Rather than trying to engineer the enzyme pathways in the context of a living cell to produce a desired chemical, we remove cells from the equation by reconstituting stabilized enzymes (e.g. exozymes) cell-free. As a result, our cell-free approach has the potential to produce small molecule natural products efficiently and cost-effectively with enhanced control and shorter timelines. To produce small molecule natural products efficiently, we isolate the desired enzyme catalysts produced at high levels in industrial microbial hosts such as E.coli (bacteria) or P. pastoris (yeast), and then place the desired mix of enzymes in a bioreactor along with the feedstock (the basic raw material for the desired product), cofactors (a substance, other than the substrate, whose presence is essential for the activity of an enzyme) and other proprietary elements required to make the desired product. The result is a biosolution that can be used to biomanufacture chemicals of interest, without the complications of living cells, while still having all the advantages of biology that drove the vision of SynBio.

We believe that using exozymes overcomes the scalability challenges that have historically limited commercial viability in the synthetic biology (SynBio) sector. By removing enzyme-catalyzed chemical reactions from the constraints of cellular environments, much higher titers, yields, productivities, and purity can be achieved. As such, eXoZymes views our technology, IP platform and partnership offerings as the logical successor to SynBio, both in the short term for addressing nutraceutical markets with potential to access pharmaceutical markets, and in the long term for larger commodity and specialty markets that use chemicals, but where depleting natural resources and/or pollution due to petrochemical processes makes their production challenging.

Further highlighting the potential benefits of our platform solution, a large number of identified enzymes and enzymatic pathways have the potential to become an exozyme biosolution to produce natural products (small-molecule chemicals) when combined with our expertise in enzyme engineering and exozyme pathway design. Moreover, eXoZymes’ platform offers potential access to chemicals and conversions that might be difficult or practically impossible to develop and manufacture using traditional SynBio or chemistry approaches.

We believe eXoZymes’s technology has the potential to overcome the inherent limitations and bottlenecks of currently used legacy technologies such as SynBio and chemistry. We think exozymes can enable the building of complex enzymatic pathways outside of cells that may operate with exceptional efficiency for long periods of time, thereby producing sizable quantities of the desired product at high purity, at a manageable cost.

We believe our approach enables:

1.	Complex, multi-step chemical conversions in one bioreactor pot. Conventional chemical synthesis usually requires each chemical step to be performed in separate reactions, necessitating individual product isolation after each step. The precision of enzymes and exozymes, all functioning in an aqueous medium, permits multi-step conversions within one container, boosting productivity and efficiency which can result in lower costs.

2.	Environmentally friendly reactions. Traditional chemical synthesis often requires toxic solvents or catalysts and can require high temperatures and pressures. In contrast, enzymes operate in water under benign conditions, leading to less environmentally damaging conditions and much less toxic waste.

3.	High product yields. Traditional chemical synthesis rarely matches the precision of enzymes and exozymes, resulting in inferior yields, especially across multiple steps. In cells, the many competing reactions lower overall conversion yield, a problem we can obviate by the highly controllable and engineerable exozymes platform.

4.	Modular components enable quick system development. The platform is built on modular components or subsystems that are optimized for certain exozymes catalytic conversions from feedstock, over enzymatic step by step breakdown or built up, until you have the chemical end product of choice. These exozymes modules can be coupled for faster design of biosolutions, with new research and development limited to brand new steps, of an overall multistep biosolution.

5.	Rapid reaction optimization through faster Design-Build-Test-Learn cycles. The exozymes platform offers clearer comprehension and control, and it can be easier to design and build biomanufacturing systems compared to the enzymatic pathways with competing and interdependent activities found in living organisms. As such, we can accelerate troubleshooting, de-bugging and foster precise engineering solutions, including improved versions of a biosolution.

6.	Elimination of toxicity constraints allows for higher product titers. In cell-based conversions, products or intermediates can be toxic, resulting in halted production. Our approach, which is independent of living cells, can negate such issues.

7.	Higher productivity can lead to lower CapEx: The platform can surpass both conventional chemistry and cell-based conversion rates, especially if higher enzyme loads or faster enzymes are utilized, leading to reduced operational footprints and capital expenses.

8.	Simplification of product purification. Compared to chemical and cell-based methods, the platform maintains a simpler composition with generally fewer side-products, which can facilitate faster purification and potentially lowering downstream processing costs. Isolation cost of SynBio has often ended up being more expensive than the chemical product itself, nullifying any business potential.

Our Business Model

eXoZymes is a pre-revenue, development stage company focused on building a robust technology platform that can develop assets (spinouts, JV and licensing deals) capable of being reapplied multiple times in different markets with only small changes, while maintaining and capturing new fundamental IP in each application. As a young company without a history of manufacturing, product development, or marketing endeavors, we seek partners with relevant manufacturing footprints and experiences to share costs, risks, and revenue related to the shared business opportunities that result from development and deployment of our exozymes based biomanufacturing solutions. Given the intricate nature and potential cost associated with developing and establishing biomanufacturing facilities for many kinds of molecules, at different batch sizes, and feedstocks, we plan to employ a focused strategy which centers on nutraceuticals-with-pharmaceutical-potential, to align most of the biosolutions we develop and commercialize. We believe that focusing on nutraceuticals-with-pharmaceutical-potential will allow us to reuse as much knowledge and infrastructure as possible from multiple biosolutions, from the R&D stage all the way up to ongoing biomanufacturing production realities.

As a cash-flow-negative, early-stage development company, eXoZymes is highly focused on achieving its next value inflection point—where the public markets will acknowledge and appreciate the assets we have built, enabling us to secure additional capital and/or explore opportunities to sell or license our developed applications.

Our initial business model will therefore look to commercialize (e.g. spinouts, JV and licensing deals) the best and most mature biomanufacturing solutions for a specific applications (e.g. a specific nutraceutical) that come from our exozymes technology platform. As a result, it becomes easier to recognize the value of these new technology assets (especially those that can provide competitive advantages in specific markets) and how they can stand on their own as specific product offerings. We believe we have at least three ways of demonstrating and communicating asset value:

● Spin-out (aka a fully owned purpose-built subsidiary – initially 100% owned by eXoZymes)

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

● Joint-ventures (and built-to-exit/built-to-order entities)

eXoZymes has seen significant interest from partners wanting to do joint ventures (JVs) where eXoZymes will develop and bring the biosolution to the JV and the partner will bring financing, expertise, and/or access to the market. In this model, we plan to collaborate with a partner to form a new subsidiary (in this case a JV) focused on a specific market opportunity, such that the partner has unique access to the asset developed or has a department that is already committed to further development and/or has resources to scale and commercialize. Under this scenario, each party would likely contribute essential capabilities, resulting in a combined effort that delivers greater value than the sum of its parts.

eXoZymes also has had conversations with partners to develop “built-to-exit/built-to-order” solutions, where a partner is interested in eXoZymes building a specific biosolution as a stand-alone company, so that the partner can then buy the solution if/when specific specifications and goals are hit. Some partners may even finance the “built to order” company, as long as they have an option-to-buy (possibly at a fixed amount). This solution exists because for some outside companies, it is better to acquire small companies than engaging in fixed licensing deals or sponsored research. This approach may be attractive to eXoZymes because it is a way of making sure that if eXoZymes takes any technical risk, it can also share all the upside after it is developed.

● Licensing

Licensing agreements are the typical focus of partnership conversations where partners operating in mature markets aim to optimize or replace all or part of their existing products or chemical production. These kinds of partners often look for a biosolution where they can pay eXoZymes for R&D costs plus pay a royalty percentage of future revenues. Depending on the balance of the deal a partner may want or have to pay a license initiation fee to gain access to and utilize the core technology in their field-of-use and/or countries of business.

All three routes to commercializing assets described above can lead to clearly identifiable value through building specific assets as well as short-term and long-term revenue. Short-term revenue may be in the form of access to eXoZymes platform and R&D fees, enzyme/exozymes sales, short term milestone payments. Long-term revenue may be in the form of licensing royalties and revenue sharing, and with time, sales of asset/ownership/exits.

While we believe some revenue might be generated from eXoZymes selling production of specialized enzyme/exozymes and/or selling development services, in the initial years, we may not seek substantial short-term profit/revenue from these services, since we would rather boot up our biosolutions for specific assets (e.g. small molecules) fast, instead of optimizing short term profits for the sub-system components (e.g. selling specific enzymes/exozymes). However, certain services and specialized enzymes/exozymes hold significant medium- to long-term potential. Given the short-term factors mentioned, investors and stakeholders should consider spin-outs, joint venture launches, and partnership deal announcements as key indicators of progress throughout the current and upcoming growth stages.

NCT Program Overview

eXoZymes is developing N-trans-Caffeoyltyramine (“NCT”), a naturally occurring small molecule identified as a potent activator of the HNF4α metabolic pathway, which plays a central role in mitochondrial function, fat oxidation, glucose regulation, and liver–gut homeostasis. It is believed that NCT targets what is often described as the body’s “master metabolic switch,” enabling a single pathway approach to addressing multiple interconnected metabolic disorders—including obesity, diabetes, and non-alcoholic fatty liver disease (NAFLD).

Preclinical mouse model studies demonstrated that NCT promotes significant metabolic improvements, including 30–40% body-weight reduction in animal models, a surge in mitochondrial biomarkers, and reductions in liver fat accumulation, all without changes in caloric intake. These data support NCT’s potential as a next generation nutraceutical ingredient and as a platform for future pharmaceutical analogs.

Development Strategy for NCT

N-trans-caffeoyltyramine (“NCT”) is being evaluated by the Company as a potential commercial product with two distinct development pathways: a nutraceutical pathway and a pharmaceutical pathway.

Nutraceutical Pathway

NCT is a naturally occurring molecule found in trace amounts in certain plants. While the compound has attracted interest over time, scalable production or isolation of NCT at high purity and commercially relevant quantities has remained a challenge. Because N-trans-caffeoyltyramine (“NCT”) is a naturally occurring compound, the Company expects to have freedom to operate with respect to NCT in its native form. This positioning may allow the Company to pursue commercialization of NCT as a nutraceutical product, subject to applicable regulatory requirements. The Company’s strategy in this business vertical is to utilize its proprietary cell-free biomanufacturing platform to produce high-purity NCT at commercial scale with consistent quality, with the objective of improving manufacturing efficiency, cost structure, and supply reliability.

Pharmaceutical Pathway

In parallel, the Company may explore the development of novel or new-to-nature variants of NCT, including analogs or derivatives, which may be eligible for patent protection and evaluated for potential pharmaceutical or disease-related applications. These activities are at an early stage and would require substantial additional research and development, including preclinical and clinical studies, as well as regulatory review and approval, prior to any potential commercialization. The extent and timing of any such efforts are expected to depend, in part, on the availability of capital resources and potential partnership opportunities

Process Technology Enabling Commercialization

Although NCT occurs in nature, it is found only in trace quantities (0.0014%) in peppercorns and other plants, making conventional sourcing impractical. Traditional synthetic chemistry routes are similarly cost-prohibitive and yield mixtures of less potent analogs.

eXoZymes’ proprietary cell-free biomanufacturing platform overcomes these bottlenecks, enabling:

●	>99% reaction yield at pilot scale,

●	6× faster production cycles than conventional methods, and

●	predictable, single-product precision without undesired by-products.

The technology delivers >99% food/pharma-grade purity, simplifying formulation and regulatory readiness. Because the process runs outside living cells, it offers lower cost, less variability, greater scalability, and complete control over each step in the enzymatic pathway.

This platform forms the core asset being transferred to NCTX, a subsidiary of the Company, and the exclusive commercialization entity.

Development Status

NCT has advanced rapidly from concept to commercialization of readiness. Key accomplishments to date include:

●	Pilot-scale production achieved in <1 year, demonstrating commercial feasibility.

●	Successful tech transfer to external pilot plant operator completed, including SOPs and analytical standards.

●	High-purity material validated, with >99% purity.

●	Scale-up planning underway, including downstream optimization, CMO screening, and supply chain readiness.

NCTX is preparing to launch NCT as a branded nutraceutical ingredient, supported by a capital-light, asset-light model leveraging contract manufacturers (CMOs).

Intellectual Property

We believe eXoZymes’ inventions cover a wide range of technologies and innovations related to biomanufacturing. These inventions include new chemical entities, composition of matter IP on novel and engineered individual enzymes with changes in stability, activity, specificity, or a combination thereof, as well as systems of enzymes designed for pioneering novel manufacturing processes. Additionally, our inventions include cofactor and metabolite management assets optimized for sustained reaction continuity, and advancements in enzyme expression strains and processes. We protect our technological edge through a combination of patent applications, trade secrets, and professional know-how and competitive advantages that only may be known by a subset of our corporate organization. At present, eXoZymes has a portfolio of patents and patent applications, filed in the United States and other countries, that are deemed relevant and are positive value vs the inherent cost. Additionally, we have several additional IP assets including invention of disclosures and proprietary trade secrets. Included in our patent portfolio, is a license for a suite of patents from the Regents of the University of California, which safeguard different aspects of co-factor regeneration, cannabinoid biosynthesis, and engineered enzymes, from the work of our co-founders before the efforts was spun-out as the company we are today. We believe that our consolidated IP position and portfolio provide a defensible position that enables the creation of complex, robust, sustainable biosolutions enabling significant competitive advantages.

To provide a defensible position and foster innovation, we may establish research and development programs that continue to ensure our lead position in this biomanufacturing technology vertical. Through those potential research and development programs we intend to further develop IP that will target the following domains:

●	Comprehensive biosolutions, systems, elements and methods for cell-free exozymes biomanufacturing.
●	Biomanufacturing processes tailored to nutraceutical and pharmaceutical (e.g. rare and new-to-nature cannabinoids) production and derivatization.
●	Natural products and natural product analogs (first focusing on nutraceutical, pharmaceutical-oriented compounds) and methods that enable their biomanufacturing.
●	And commodity chemical and fuel etc. systems and biomanufacturing when extraordinary opportunity presents itself – like our isobutanol project.

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

The initial license fee was $6,000 and the continuing license maintenance fee is $2,500 per year. The license requires a minimum annual royalty, initially in the amount of $15,000 rising to $50,000 starting in the third year of the license. eXoZymes is to pay The Regents a royalty on the net sales of licensed products equal to two percent with respect to therapeutics products, and one percent with respect to all other products, payable quarterly. To date, the Company has not developed products that have generated net sales on which a royalty is due. eXoZymes is also to pay an initial sublicensing fee equal to 15% which falls to 8%. There are additional milestone payments due based on net sales equal to $250,000 on the first $1,000,000 of net sales of an initial licensed product and then $350,000 when a second licensed product has $2,000,000 of net sales.

The aggregate of payments made to the Regents in connection with our license agreement with the Regents, from 2019 to December 31, 2025, is $400,211. This includes payments for patent fees associated with the license and maintenance fees. In addition, the Regents were issued an aggregate of 249,689 shares of the common stock of eXoZymes. The Regents have entered into a one-year market stand-off agreement with respect to its shares of Common Stock.

eXoZymes is required to use commercially reasonable efforts to achieve specified development milestones. If these are not achieved then The Regents has the right and option, at its sole discretion, to either terminate this Agreement or reduce the exclusive license to a nonexclusive license. We believe we have met the milestones and retain the license on an exclusive basis. The term of the license is for 10 years after the first commercial sale of a licensed product that triggers an earned license fee. We are required to carry specified levels of insurance, maintain certain records and provide copies to The Regents of specific reports, and provide for certain ongoing patent costs.

Regulation

As eXoZymes continues to develop and optimize its exozyme-based biosolutions and their applications to make chemical products for use in the nutraceutical, pharmaceutical and isobutanol/biofuels industries, these products will require the Company to address regulation of different kinds. Depending on the particular product and marketing pathway, we may have to address regulatory compliance ourselves or we may be able to require a third-party licensee to undertake meeting the regulatory requirements of our product as a stand-alone licensed product or in conjunction with their own product.

Health Product Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of chemicals such as those that we may develop. eXoZymes, or third-party contractors or licensees, may be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the United States and other countries for which we wish to conduct studies or seek approval of any of our clinical use or otherwise regulated products. Companies involved in the production of pharmaceuticals are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

Even where the particular product is only to be used topically or in edible products, the Federal Food Drug and Cosmetic Act, extends regulation to foods, dietary supplements, cosmetics and veterinary products. Nutraceuticals and cannabinoids are used in a variety of topically applied lotions, salves, oils, sprays and transdermal patches. Cannabinoids, as an example of our nutraceuticals, are also found in products that one eats. State regulation in about half of the states of the United States extends to a variety of product attributes that include cannabinoids, including (i) the percentage of a cannabinoid that may be included in these kinds of products, (ii) warning labels, (iii) restrictions on packaging to protect children and child resistant packaging, (iv) application of general food safety regulations, such as food production, packaging and handling, (v) prohibitions on the kinds of products that can contain or be infused with cannabinoids, and (vi) the appearance of products that contain cannabinoids. Some forms of synthetic cannabinoids have been banned from being used in connection with human intended products.

There is currently new regulatory efforts to reclassify cannabinoids from a Schedule 1 drug to a Schedule 3 Drug, and additional regulatory efforts in defining intoxicating vs non-intoxicating cannabinoids. The Company intends to follow all current (as described below) and future regulations.

New chemical small molecule compounds that go into foods or are used as dietary supplements, which have health claims attached, are subject to regulation as set forth in the U.S. Dietary Supplement Health and Education Act of 1994. The FDA does not approve dietary supplements, but it does regulate them for safety. As such, regulations would be under various FDA requirements and the New Dietary Ingredient notification process. However, if the molecule compounds are used in cosmetics, it does not require FDA approval prior to going to market, which is the same as for dietary supplements, as long as they have been tested for safety.

Specifically relating to tetrahydrocannabinol (THC, the gem dimethyl cyclized ether of cannabidiol specifically with a 5-carbon alkyl chain on the resorcyclic acid moiety) and its psychoactive derivatives, per 21 C.F.R. § 1308.11(d)(31) (7), if the small molecules are derivatives of THC, they may be subject to federal regulations. As such, this would require any such derivatives to follow the FDA Drug Development schedule for Clinical Trials. The FDA regulatory pathway for drugs would govern activities related to these compounds. However, if the compounds are not tetrahydrocannabinol analogs (e.g. the alkyl chain is less than 5-carbons or the compound contains a different cyclization pattern), then they would likely be subject to regulations set forth in the 2018 Farm Bill (and/or the U.S. Dietary Supplement Health and Education Act of 1994). For example, tetrahydrocannabivarin, which is a THC analog but with a 3-carbon alkyl chain instead of a 5-carbon, may or may not be subject to the 2018 Farm Bill if it is made synthetically as opposed to being extracted from the hemp plant.

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

The properties of biodiesel, for example, depend on several factors, including the feedstock and the refining process. Producers who follow standard procedures to make the fuel, such as those of the Biodiesel Production Principles and Processes Guidelines and the ASTM, will have a better chance of producing fuel that meets the specifications for sale and use. The standards generally focus on (i) flash point, (ii) water and sediment, (iii) kinematic viscosity, (iv) sulfated ash, (v) sulfur, (vi) corrosion, and (vii) combustion, along with a significant number of additional criteria. Similar to biodiesel, purchasers of other biofuels will also require testing and adherence to public standards and their own requirements and test their purchased biofuel product for meeting the various standards that exist and that may be established. For example, these standards are meant to provide quality specifications so that there are no adverse consequences from their use or inclusion in another form of fuel such as engine seizure, filter plugging, and adverse emissions. It is expected that safety standards will also predominate regulation as biofuels gain use in more fuel products or energy supply systems.

As biofuels are developed and successive generations of production processes and products are created, we expect that environmental sustainability issues will be addressed and regulation will evolve. Biofuels are being promoted as a low-carbon alternative to fossil fuels as they could help to reduce greenhouse gas emissions and the related climate change impact from transport, among other uses. However, as there are concerns that their wider deployment could lead to unintended environmental consequences, it is expected that policies and forms of regulation or incentives will emerge to evaluate, monitor and control the broader impact of their use. To date, the findings about the impact and benefits of biofuels are often conflicting, with a wide variation in their conclusions. We believe that the studies and findings are highly situational and dependent on many factors, including the type of feedstock, production routes, data variations, and methodological choices. Currently, there are studies that show that reductions in greenhouse gas emissions from biofuels are achieved at the expense of other impacts, such as acidification, eutrophication, water footprint, and biodiversity loss. These will have to be addressed as the industry evolves, and processes will have to be developed to address these issues.

Competition

We believe eXoZymes is at the forefront of multi-step cell-free biocatalysis aka exozyme system development for the production of diverse chemicals. While use of simple enzymes for single step conversions are commonplace in a variety of industrial processes, we believe the uniqueness of eXoZymes’s technology lies in its ability to build multi-step, complex, yet robust and efficient, enzyme modules and exozymes biosolutions to be used for biomanufacturing.

In the space of cell-based synthetic biology, considerable efforts have been, and are being, devoted to engineering living organisms to produce useful chemicals ranging from high-value natural products like cannabinoids to commodity products such as, fuels, plastics, and building block chemicals. Given the broad and growing attention to the environment and the environmental benefits of synthetic biochemistry, many players are attracted to the industry. Currently, there are many companies in the synthetic biology space and in the related application markets, including well-known firms operating in the industry segments of life science and biology solutions, pharmaceuticals, alterative meat, beauty, agriculture, automobile, fashion etc. The number of companies and scope of industry segments touched upon demonstrate that this is an active, developing industry.

We believe that we will face competition from many companies and research institutions that are currently working in, and will enter, the future cell-free biocatalytic and exozymes industry to work on the many aspects of cell-free synthetic biochemistry. Debut Biotech and Solugen Inc. promote the advantages of cell-free enzymatic systems over cell-based systems, but their processes appear to use simple one to two step pathways. Codexis, Inc. partnered with Tate & Lyle and Merck & Co., Inc. on different, highly specific projects that use multi enzyme pathways, such as enzymatic Islatravir synthesis, illustrating the potential for complex enzyme cascades, but their principal mission diverges from the enzymatic manufacturing of more general chemicals. There are many companies that focus on enzyme engineering, such as Codexis, Inc., Allozymes Pte Ltd. (Singapore), Enzymit Ltd. (Israel and US), Zymtronix Catalytic Systems, Inc., Arzeda Corp. and Quantumzyme LLP (India). There are other companies that develop enzyme immobilization technologies. There are a number of companies operating in the biofuels space, such as Valero Energy Corporation, ADM Corporation, Cargill Company, Gevo, Inc. and Butamax Advanced Biofuels LLC that focus on ethanol technologies. There are a number of companies in the nutraceutical and pharmaceutical industries that are pursuing, or may in the future pursue, the same or similar target molecules as those being developed by the Company. For example, Brightseed Bio is focused on the discovery and development of plant-derived bioactive compounds, including molecules such as N-trans-caffeoyltyramine (“NCT”), and such companies may compete directly with the Company’s development and commercialization efforts

Additionally, we believe that we will also compete against the numerous companies around the globe that dominate particular market segments for products made or sourced using synthetic chemistry or via natural extraction.

We believe that the majority of companies that present some aspect of competition are well-established companies that have more experience identifying and carrying out the scientific development required of products that will be competitive to those of eXoZymes. Many of these companies have, and others that we anticipate entering the market in the future, will have greater financial and management resources, brand or scientific name recognition or industry contacts than we possess. A number of companies are multinational companies, and many are also publicly listed companies, with large market capitalizations.

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

We also believe eXoZymes will compete based on our unique technological approach. We believe our scientific approach and proprietary technologies are not as specialized and limited as those of our competitors, thereby opening product pathways for a plethora of more diverse chemical manufacturing applications. We believe that our intellectual property, including our trade secrets, our special methods of doing e.g. recycling of essential cofactors may allow us to operate extensive multistep processes outside of a living cell, in a production-effective manner that will allow us to compete effectively. This example represents a competitive advantage over traditional synthetic biochemical companies.

In the biofuels sector, we do not compete directly with ethanol producers because our primary target, isobutanol, is widely regarded as a superior biofuel due to its higher energy density, than ethanol allows for, and the use of ethanol and isobutanol therefore is very different and distinct.

Employees and Facilities

eXoZymes’s forward-looking strategy anticipates upscaling in terms of both personnel and manufacturing capabilities over the coming years. We expect our expansion will span our operational segments, including business development, research and development (R&D), fermentation/enzyme production, and pilot-scale chemical production.

As of December 31, 2025, eXoZymes boasts a dedicated team of approximately 32 full-time employees or equivalents. Among them, 9 hold doctoral degrees. Twenty employees focus on R&D efforts; four are dedicated to pilot projects, while the remaining eight concentrate on business development, finance, and general administration. In addition to expanding our business development efforts, eXoZymes plans to expand both R&D and manufacturing scaling efforts, which will require us to bring on new hires in multiple departments. These hires will be responsible for sales efforts, pioneering processes, innovations, and ramping up production scales.

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

eXoZymes was founded in 2019, and was focused on developing our science and technology in the first 5 years. We are a pre-revenue, development stage synthetic biochemical company, despite now investing significant time and resources into productizing and commercializing our technology. We have only a limited operating history and only have incurred losses to date. Therefore, there can be no assurance that the development efforts of eXoZymes will produce commercially viable processes or potential products, achieve market acceptance, or generate revenues that will sustain its business, despite that is what we are working hard to achieve. With a limited operating history, no marketing track record, and no commercialized products at this time, it will be difficult for investors to make predictions about the future success or even the viability of eXoZymes, and any predictions may not be as accurate as they could be if the Company had a longer operating history or a history of successfully developed, commercialized products and generating revenue from products.

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

We may need additional capital to support our growth over time. Additional capital may be difficult to obtain thus restricting our operations and resulting in additional dilution to our stockholders.

Over time, we anticipate that the business will require additional capital to implement the long-term business plan of product development and commercialization. As we require additional funds, we may explore future financing arrangements for the Company as a whole and financing specific segments of our business by using additional private and public offerings of our securities, borrowings, spinouts, joint ventures, licensing, asset sales and merger transactions. We also may seek government research grants, as they may be available. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling equity-based securities, the ownership interest of our current stockholders will be diluted. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may have to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity.

In the future, we may not be able to obtain government and private grants which have been an important source of funding our operations since inception.

From inception through December 31, 2025, eXoZymes has received grants totaling $17,697,378, of which $4,058,367 was awarded in 2025 and $1,048,302 was awarded in 2024. In the past government funding and private funding have been an important source of funds for the operations of the Company. There is no assurance that we will continue to be able to draw on any outstanding US government grants or other private grants or be able to obtain new grants. If we are not able to obtain government and other grant funding, we may have to limit our operations or may have to raise additional capital from other sources. Currently, we do not have any identified sources of funding. Other sources of funding may be dilutive to our shareholders or more costly than past sources of funding.

We are unsure if and when eXoZymes will become profitable.

We have not yet demonstrated our ability to generate revenue, and we may never be able to produce material revenues or operate on a profitable basis. We expect to experience operating losses and negative cash flow for the foreseeable future. We expect to expend significant cash resources on hiring personnel, continued scientific and potential product research and development, potential product scaling, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, and general and administrative expenses. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, science and other operational personnel, and the continued development of relationships with strategic and collaborative partners. We may not be able to obtain financing in a sufficient amount or at all, or on terms that are acceptable to us. We anticipate that our losses will continue to increase from current levels during our continuing development stage.

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

The viability and benefits of our products in development, which currently include neutracuticals and pharmaceutical oriented products, and isobutanol (a 2G biofuel), may be difficult to assess because they are based on a relatively novel and complex technology. eXoZymes’s technology consists of using cell-free multi-step enzymatic bioconversion systems that we have named exozymes biosolutions. The exozymes platform and the limited number of products that we are developing are currently in various stages of research and development, limited pilot production phase and/or pre-clinical assessment as a therapeutic or product for other uses. It may be an issue that what is possible in the small quantities used at the research level cannot be replicated as production quantities are increased for testing and commercialization. Each product may be required to be progressively scaled up from early research production quantities to show the feasibility of production in larger quantities, whether for clinical evaluation, testing, and ultimately commercial manufacturing amounts before being made available to clients. As eXoZymes continues to develop and optimize its platform and processes to make what it has determined to be the initial potential products in the quantities needed for research, clinical or testing evaluation and manufacturing, there can be no assurance that such products will be understood, approved, or accepted by clients, regulators and potential investors, that the relevant platform and processes can be used for commercial manufacturing, or that it will be able to sell products at competitive prices and with features sufficient to establish demand and generate revenues or any level of profit. Another consideration if a product is a candidate as an active pharmaceutical ingredient, then it will require FDA and/or other applicable regulatory approvals, including manufacturing approvals, which may not be obtainable. If it is unable to convince potential clients of the utility, approvability and value of its products, it will not be successful in entering the markets that it has identified, and its business and results of operations will be adversely affected.

The synthetic biology market is a rapidly expanding and changing market, and if eXoZymes is unable to keep up to date with developments, its business may be adversely affected.

eXoZymes is operating in a rapidly growing and changing business space within, or as a competitor to, the synthetic biology market. Therefore, the market is becoming more developed and highly competitive. eXoZymes may have to continually assess the overall market, and the application markets and what kinds of products will be in demand. If it fails to anticipate market demands or is not able to meet a market demand in a timely fashion, its research and development efforts may not pay off as expected or at all. The intellectual property aspects of this market are constantly evolving, and patents filed several years ago by potential competitors are currently being granted, which may force eXoZymes to license technologies it needs for its processes or to develop a workaround to the valid claims of others. eXoZymes may not be able to obtain any necessary licenses or develop processes that do not infringe on others; in which case its business may be impaired, and it may be prevented from executing its business plan. The cell-free synthetic biology market in which eXoZymes seeks to compete, is relatively new, and therefore the extent to which it may encounter intellectual property of others that limits or restricts its processes is unpredictable.

eXoZymes may face unique regulatory hurdles because its bio-synthesized compounds are novel.

Because bio-synthesized compounds are still considered novel, regulators and the public may perceive them differently from naturally occurring molecules, notwithstanding the fact that molecules are the same whether synthetically created or naturally occurring. Therefore, eXoZymes may have to provide additional validation related to the science of its compounds in order to obtain regulatory and market approval to gain product adoption. Providing additional validation will cause delays in development and commercialization, which will result in additional funding requirements that may not have been anticipated. eXoZymes may never achieve the required approvals in which case its business model will be impaired, and eXoZymes may not be able to achieve commercial success.

Because its chemical and small molecule compounds are novel, eXoZymes may have to perform tests for safety, use, approval and claim validation.

We anticipate that, because some of the compounds are unique, eXoZymes will face all the hurdles of a new technology in the marketplace. Depending on the use of the compounds, eXoZymes may have to comply with the extensive array of medical and other areas of regulation depending on the use of the particular compound. In addition, it anticipates having to conduct many forms of tests, data generation and analysis to convince regulators, commercialization partners and potential users of the safety, uses, and claim validation to be able to get relevant approvals, commercialize and gain market acceptance for its chemical compounds. If it is unable to successfully justify the efficacy, safety and potential of its compounds, or do so in a timely manner, it will not be able to successfully develop its business and may have to curtail or cease its business. Holders of our shares of Common Stock may lose value in their holdings.

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

We have observed continuous conversion of input feedstock, the raw material from which a product is made, into the final product for a time period of seven days. Longer running conversions, we believe, will optimize the use of enzymes and co-factor in the platform, making the biochemical process efficient. Targeted feedstock for our current products are primarily sugars or other readily available chemicals. We believe we can further optimize our technological systems to continue running for longer than seven days thus optimizing the use of our enzymes and co-factors. Co-factors in our processes are energy molecules such as ATP (adenosine triphosphate, which is a molecule that stores and releases energy in cells) or NADPH (nicotinamide adenine dinucleotide phosphate, which is a molecule that is an essential electron donor and provides the reducing power for anabolic reactions and redox balance). If we fail to find competitively priced sources of these inputs and/or if we fail to show long periods of continued reactions at larger scales our system might not prove to be competitive.

We will be subject to fluctuations in pricing for the products we choose to develop and commercialize.

We prioritize the products we choose to develop by using a number of parameters including the margin between market pricing or expected market pricing versus our expected production cost. Fluctuations in pricing below our cost to manufacture would make the commercialization of such products unfeasible. The result would be that we would not be able to sustain our business from revenue, and as a result we may have to curtail or cease operations.

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

We are subject to risks related to our NCT program and commercialization efforts.

NCT represents the first to market product created by eXoZymes which has multiple layers of risk. These include the following:

●	Results to date are primarily in animal models and there remains uncertainty whether activation in humans will demonstrate the same effects observed in preclinical models.

●	Although eXoZymes has validated pilot-scale production, the technology may face unforeseen challenges during full CMO scale-up or industrial transfer.

●	NCT is not yet evaluated by the FDA and is not intended to diagnose, treat, cure, or prevent disease. Nutraceutical regulatory pathways (GRAS/NDIN) carry uncertainty in timing and outcome.

●	The nutraceutical market is competitive, and consumers often report inconsistent results from supplements; failure to differentiate our NCT product from others in the market meaningfully could affect adoption.

●	NCTX’s business model relies on CMOs and partners; disruptions in supply chain, delays in manufacturing validation, or partner performance issues could materially affect timelines.

We do not have any manufacturing and distribution capabilities or arrangements, and will need to create these as we move towards commercialization of our products.

We do not yet have manufacturing arrangement or distribution capacity. We will need to develop all of the foregoing elements of commercialization. We plan on seeking development and marketing partners and license our technology to others or develop contract manufacturing partners to avoid our having to provide the full range of go-to-marketing, manufacturing and distribution capabilities within our organization for each of the focus and applications markets. There can be no assurance that we will find any development and go-to-market partners or companies that are interested in licensing our technology. If we are unable to establish and maintain adequate sales, licensing, go-to-market, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue and may not become profitable.

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

Considerable efforts have been, and are being devoted to engineering living organisms to produce useful chemicals ranging from high-value natural products like cannabinoids to low-value products such as, fuels, plastics, and building block chemicals. Given the broad and growing attention to the environment and the environmental benefits of synthetic biochemistry, many players are attracted to the industry. Currently, there are many companies in the synthetic biology market, including well known firms operating in the industry segments of life science and biology solutions, pharmaceuticals, meat, beauty, agriculture, automobile, and fashion. The number of companies and scope of industry segments touched upon demonstrate this is an active, developing industry.

We believe that we will face competition from many companies and research institutions that are currently working in, and will enter the industry to work on all the many aspects of cell-free synthetic biochemistry. Debut Biotech and Solugen Inc. promote the advantages of cell-free enzymatic systems over cell-based systems, but their processes appear to use simple one to two step pathways. Codexis, Inc. partnered with Tate & Lyle and Merck & Co., Inc. on different, highly specific projects that use multi enzyme pathways, which demonstrate that enzymatic Islatravir synthesis illustrates the potential for complex or longer enzyme cascades of the type used in some of our eXoZymes systems, but their principal mission diverges from the enzymatic manufacturing of more general chemicals. There are many companies that focus on enzyme engineering, such as Codexis, Inc., Allozymes Pte Ltd. (Singapore), Enzymit Ltd. (Israel and US), Zymtronix Catalytic Systems, Inc., Arzeda Corp. and Quantumzyme LLP (India), Adaptyv (Switzerland), Zymvol (Spain). There are other companies that develop enzyme immobilization technologies. There are many companies operating in the biofuels space, such as Valero Energy Corporation, ADM Corporation and Cargill Company and Gevo, Inc. and Butamax Advanced Biofuels LLC that focus on ethanol technologies. There are a number of companies in the nutraceutical and pharmaceutical industries that are pursuing, or may in the future pursue, the same or similar target molecules as those being developed by the Company. For example, Brightseed Bio is focused on the discovery and development of plant-derived bioactive compounds, including molecules such as N-trans-caffeoyltyramine (“NCT”), and such companies may compete directly with the Company’s development and commercialization efforts

We believe that a majority of the companies that present some aspect of competition are well established companies that have more experience identifying and carrying out the scientific development required in the research and development of products that will be competitive to those of eXoZymes. Many of these companies have, and others that we anticipate entering the market in the future will have, greater financial and management resources, brand or science name recognition or industry contacts than we possess. A number of the companies are multinational companies, and many are also publicly listed companies, with large market capitalizations.

In addition to established industry participants, we may also face competition from emerging startups and early-stage companies seeking to develop similar target molecules or enabling technologies. These companies are often founded around novel scientific approaches, including artificial intelligence–driven discovery platforms, synthetic biology, or alternative biomanufacturing methods, and may target similar applications in the nutraceutical and pharmaceutical markets.

However, many of these early-stage companies are in the initial phases of development and typically operate with limited financial resources, constrained infrastructure, and smaller management teams. As a result, they may lack the capital, scale, and operational capabilities required to advance from early discovery through commercialization.

We believe that we compete with these firms based on a number of factors, including our founders’ reputation and history, our work and successes to date since founding, our willingness and ability to strategically partner with other companies, the overall abilities and experience of our management and staff, and our ability to use our technologies to develop new products and create products for potential commercialization opportunities. We also believe we compete based on our unique technological approach. We believe our scientific approach and technology is not as specialized as those of our competitors, thereby opening product pathways for a plethora of more diverse chemical manufacturing applications. We believe that our intellectual property on recycling of essential cofactors will allow us to operate extensive multistep processes outside of a living cell. This represents a competitive advantage over traditional synthetic biochemical companies. In the biofuels sector, because isobutanol is our primary target due to it being widely regarded as a superior biofuel, we do not compete directly with ethanol producers.

Risks Related to Intellectual Property and Other Legal Matters

If we are unable to protect the intellectual property used in our technology platform and products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.

As of December 31, 2025, we have a number of licensed patents, issued patents and patent applications with the USPTO. In addition to the patents and patent applications, we have several other invention disclosures and proprietary trade secrets. The licensed patents are for a suite of patents issued to the University of California, Los Angeles (UCLA), which safeguard different aspects of recycling co-factors (i.e. energy molecules), cannabinoid biosynthesis, and stable enzymes, which are enzymes that have been engineered for thermostability or other attributes that allow the enzyme to last longer and/or perform more effectively during the enzymatic process. This current consolidated portfolio provides a defendable position that enables the creation of complex, robust, sustainable enzyme systems.

We also are pursuing patent applications in jurisdictions other than the United States where we believe such protection is warranted in relation to the development and marketing of our processes and products.

As our research develops, we believe the eXoZymes’s inventions and license will be able to cover a wide range of technologies that relate to biomanufacturing. These inventions include new chemical entities, composition of matter intellectual property on novel and engineered individual enzymes with changes in stability, activity, specificity, or combination thereof, as well as systems of enzymes designed for pioneering novel manufacturing processes. Additionally, our intellectual property includes cofactor and metabolite management optimized for sustained reaction continuity and advancements in enzyme expression strains and processes. Also, metabolites resulting from the degradation of a molecule, can be used as a fingerprint or to identify those parts of a molecule that can modify the speed of or stop an enzyme reaction, and which we can then use to manage the reaction timing of our platform.

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

In addition to patents and patent applications in respect of our technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure (e.g. bad actors, disgruntled employees, being hacked or simple theft) to or misappropriation by third-parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential or proprietary information in part by confidentiality agreements with our employees, consultants, and third-parties. While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure. To the extent that any of our staff were previously employed by other synthetic biology companies, those employers may allege violations of trade secrets and other similar claims in relation to their product development activities for us.

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

The license we hold from The Regents provides annual license fees and royalties based on income derived from the licensed patents. It is possible that our fees to The Regents may exceed our income. In such an event, we would have to fund the fees from other sources, such as working capital, financing, or other income. If we do not make the payments, as and when required, we would be in breach of the license agreement, and The Regents would be able to terminate the license.

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

If we or our collaborators experience patent infringement claims, or if we elect to avoid potential claims others may be able to assert, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial. Some of our competitors may be able to bear the costs of such litigation or proceedings more effectively than we can because they have greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may, regardless of their merit, also absorb significant management time and employee resources.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

A trademark or trade name may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to our trademarks and trade names or may be forced to stop using our names. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trade names or trademarks that incorporate variations of our unregistered trade names or trademarks. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

Risks Related to this Being a Public Company

We incur substantial costs as a result of operating as a public company, and our board of directors is required to devote substantial time to oversight of our compliance requirements and corporate governance practices.

As a public company listed in the U.S., we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on listed public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have substantial legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our board of directors on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, that our internal controls over financial reporting are effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

eXoZymes is subject to the risk that it has deficiencies in its internal control structure. A deficiency in internal control over financial reporting is one that indicates there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls. Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. Our lack of sufficient, appropriate accounting personnel is one such deficiency.

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

We rely on a single laboratory location for our operations, research, and development activities. This concentration of resources presents a significant risk to our business continuity. If our facility experiences a disruption due to natural disasters, power failures, equipment malfunctions, cyberattacks, regulatory actions, or other unforeseen events, our ability to conduct operations could be severely impacted or completely halted. Any significant downtime at our facility could lead to delays in research, product development, and service delivery, which may adversely affect our financial condition and results of operations. Additionally, customers, investors, and other stakeholders may lose confidence in our ability to provide continuous and reliable services, potentially leading to a loss of business and reputational harm.

Although, we are actively assessing risk mitigation strategies, including potential secondary locations, partnerships, and contingency planning. However, until such measures are implemented, our reliance on a single facility will continue to pose an operational risk.

Our Common Stock may experience rapid and substantial price volatility, and price decline, which may make it difficult for prospective investors to assess what we believe to be the value of our Common Stock.

In addition to the general volatility risks of the stock market, our Common Stock may be subject to rapid and substantial price volatility and/or a decline in the market price. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility in the stocks of emerging growth companies, especially among companies with relatively small public floats. As we anticipate having a relatively small public float, the Common Stock may experience greater stock price volatility, extreme price run-ups, rapid declines in the price, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. These aspects of trading in Common Stock may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our Common Stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which an investor would be able to sell shares if it wants to sell any shares or buy shares if it wishes.

If the trading volumes of our Common Stock are low, persons buying or selling in relatively small quantities may easily influence the prices of the Common Stock. A low volume of trades could also cause the price of the Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the Common Stock. The volatility also could adversely affect the ability of the Company to issue additional shares of Common Stock or any other securities and the ability to obtain stock market-based financing in the future. No assurance can be given that an active market in our Common Stock will develop or be sustained.

Concentration of ownership among our existing executive officers, directors and significant stockholders may prevent new investors from influencing significant corporate decisions.

All decisions with respect to the management of the Company will be made by our board of directors and our officers. MDB Capital Holdings, LLC, as of the date of this report, beneficially owns 47.63% of our common stock. Mr. Christopher Marlett and Mr. Anthony Digiandomenico, directors of the Company, are principals of MDB Capital Holdings, LLC. Mr. Edgardo Rayo, who is an employee of Public Ventures, LLC, a wholly owned subsidiary of MDB Capital Holdings, LLC, is a director of the Company. Mr. Christopher Marlett, our Chairman of the Board is also a Director of MDB Capital Holdings, LLC and has significant voting authority over the securities owned by MDB Capital Holdings, LLC. It is expected that these persons will have aligned interests, and, therefore, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, the management team, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the company or changes in management, in each case, which other stockholders might find favorable, and will make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

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

Certain of our current stockholders’ holdings of our outstanding shares of Common Stock may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months’ hold and the expiration of any contractual lock up. In general, pursuant to Rule 144, affiliated stockholders may sell subject to a number of volume and method of sale limitations after six months. In addition, our largest stockholder, MDB Capital Holdings, LLC, has registration rights which will permit it to sell 4,013,769 shares freely in the public market. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock and liquidity of the market for our Common Stock.

We may have an increased risk of securities class action litigation as a result of our being a public reporting company and trading in the public market.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because the public securities market for small cap companies such as ours have experienced significant share volume and price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 1C. Cybersecurity

We have not had any reportable cybersecurity breaches or espionage, including what we may perceive or recognize as cybersecurity incidents, espionage or credible threats during the fiscal year ended December 31, 2025. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack, espionage and/or an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of cybersecurity infiltration. If there were cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients’ financial and other data could be taken and used against us to damage our reputation or cause harm to our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be a loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants, and tangential expenses will all result in damage to our business and our financial resources.

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

Item 2. Properties

Our headquarters and R&D facilities are currently located in Monrovia, California. We lease approximately 10,000 square feet of recently renovated space. Of the total space, a portion is reserved for R&D pilot activities and the balance of the space is split among the general and administrative office, R&D laboratory requirements, fermentation uses to develop and produce needed enzymes, and to house an analytical lab. The Company believes its existing facility is in good operating condition and suitable for its future operations as of the period end December 31, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Equity

Our shares of Common Stock currently are quoted on Nasdaq under the symbol “EXOZ.” From November 11, 2024, when we completed our IPO, our Common Stock was quoted on Nasdaq under the symbol “IZTC.” When we changed our corporate name on February 10, 2025, to eXoZymes Inc., the trading symbol was changed to “EXOZ”.

As of March 16, 2026, we had approximately 577 shareholders of record of the Common Stock and we believe there are additional shareholders that hold their shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding awards		Weighted-average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans
2020 Equity Incentive Award Plan, approved by security holders*	2,488,055	**	$5.67	34,494
2025 Equity Incentive Award Plan, approved by security holders*	-		-	-
Equity award plans not approved by security holders	-		-	-
Total	2,488,055	**	$5.67	34,494

* The 2020 Equity Incentive Award Plan provides awards for up to 2,489,467 shares of shares of Common Stock. As of December 31, 2025, there are a total of 317,022 shares of Common Stock available for issuance.

** As of December 31, 2025, of the 2,488,055 securities to be issued upon exercise and vesting of awards, 2,011,269 represent share options with a weighted average exercise price of $5.67 and 436,786 represent Restricted Stock Unit awards which do not require payment of an exercise price. The Restricted Stock Unit awards are not included in the calculation of the weighted average exercise price above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

eXoZymes is a biotechnology, pre-revenue, development stage company. Management believes that eXoZymes’s technology is a differentiated and unique synthetic biology platform. Management believes the platform will enable scalable production of chemical molecules found in nature in a process that is alternative to and more environmentally friendly and sustainable than the typical methods used today, such as chemical synthesis, natural extraction, and synthetic biology. eXoZymes believes its technology could significantly change biomanufacturing through leveraging cell-free, multi-step enzyme-based systems that will be able to transform natural or renewable resources into sought after chemicals. As the eXoZymes synthetic biology platform continues to develop over time, it is expected to enable the production of a diverse range of selected chemicals, including pharmaceuticals, fuels, materials, food additives, and novel compounds

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company has one reportable segment for eXoZymes as a whole. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separate reportable segments.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Year ended December 31,
	2025	2024	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	3,635,756	2,527,772	1,107,984	43.8%
Professional fees	1,441,659	1,167,249	274,410	23.5%
Information technology	95,989	38,658	57,331	148.3%
General and administrative-other	836,076	329,660	506,416	153.6%
Total general and administrative costs	6,009,480	4,063,339	1,946,141	47.9%
Research and development costs	3,706,991	1,868,766	1,838,225	98.4%
Total operating costs	9,716,471	5,932,105	3,784,366	63.8%
Net operating loss	(9,716,471)	(5,932,105)	(3,784,366)	63.8%
Other income/(expense):
Interest income, net	363,786	77,612	286,174	368.7%
Other income/(expense)	88,746	(6,834)	95,580	-1,398.6%
Change in fair value of SAFE	-	(8)	8	-100.0%
Loss before income taxes	(9,263,939)	(5,861,335)	(3,402,604)	58.1%
Income tax benefit	105,205	-	105,205	100.0%
Net loss	$(9,158,734)	$(5,861,335)	(3,297,399)	56.3%

General and Administrative Costs.

During years ended December 31, 2025, and 2024, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: For the year ended December 31, 2025, the increase was primarily driven by the hiring of additional administrative staff whose costs were not funded by grants.
●	Professional Fees: Compared to year ended December 31, 2024, the increase was primarily attributable to higher consulting costs supporting operational activities, as well as increased legal, tax, and audit fees related to financial reporting. In addition, Nasdaq and SEC compliance and filing fees increased following the 2024 IPO.
●	Information Technology Costs: This increase was primarily related to additional IT projects undertaken to enhance the Company’s infrastructure and operational capabilities.
●	Other General and Administrative Costs: The increase was primarily related to D&O insurance costs and director fees, which were not incurred in 2024.

Research and Development Costs.

For the year ended December 31, 2025, research and development costs increased by $1,838,225 compared to the same period in 2024, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of December 31, 2025, and December 31, 2024

	December 31, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$3,039,343	$9,719,310	(6,679,967)	-68.7%
Grants receivable	517,359	737,282	(219,923)	-29.8%
Prepaid expenses and other current assets	382,886	363,790	19,096	5.2%
Total current assets	3,939,588	10,820,382	(6,880,794)	-63.6%
Property and equipment, net	764,401	882,445	(118,044)	-13.4%
Operating lease right-of-use asset, net	1,053,641	1,331,577	(277,936)	-20.9%
Finance lease right-of-use asset, net	108,682	-	108,683	100.0%
Tax receivable	105,205	-	105,205	100.0%
Total assets	$5,971,517	$13,034,404	(7,062,887)	-54.2%

LIABILITIES AND EQUITY
Accounts payable	$1,235,337	$924,252	311,085	33.7%
Due to affiliates	5,330	178,966	(173,636)	-97.0%
Operating lease liabilities – Current	281,979	230,027	51,952	22.6%
Finance lease liabilities – Current	44,255	-	44,255	100.0%
Total current Liabilities	1,566,901	1,333,245	233,656	17.5%
Deferred grant reimbursement	90,365	123,579	(33,214)	-26.9%
Operating lease liabilities - Long term	852,575	1,156,805	(304,230)	-26.3%
Finance lease liabilities - Long term	64,427	-	64,427	100.0%
Total liabilities	$2,574,268	$2,613,629	(39,361)	-1.5%
Stockholders’ Equity:
Preferred stock	-	-	-	0.0%
Common shares	8	8	(0)	0.0%
Additional Paid-in-capital	24,501,933	22,366,725	2,135,208	9.5%
Accumulated deficit	(21,104,692)	(11,945,958)	(9,158,734)	76.7%
Total equity	3,397,249	10,420,775	(7,023,526)	-67.4%
Total liabilities and equity	$5,971,517	$13,034,404	(7,062,887)	-54.2%

Financial Condition:

The decrease in assets was due to changes in several asset classes, but primarily in cash and cash equivalents. The decrease in grants receivable was driven by completion of certain grants and timing of grant drawdowns. The increase in prepaid expenses   was mainly explained by the increase of prepaid related to software acquisition. The decrease in property and equipment was due to the ongoing accumulated depreciation of fixed assets. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period.

The decrease in total liabilities was primarily attributable to the reduction of operating lease obligations and related-party debt. In contrast, accounts payable increased, driven mainly by higher supplier-financed commercial activity and the accrual of employee bonuses.

The equity decrease was due to losses generated by operations.

Liquidity and Capital Resources – December 31, 2025, and 2024

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Year ended December 31,
	2025	2024
Net cash (used in) operating activities	$(6,502,040)	(8,505,650)
Net cash (used in) investing activities	(150,218)	(359,216)
Net cash (used in) by financing activities	(27,709)	18,517,643
Net increase (decrease) in cash and cash equivalents	$(6,679,967)	9,652,777

On December 31, 2025, the Company had working capital of $2,372,687, as compared to working capital of $9,487,137, on December 31, 2024, reflecting a decrease in working capital of $(7,114,450). This decrease in working capital was the result of usage of cash and cash equivalents to fund operations. On December 31, 2025, the Company had cash of $3,039,343 available to fund its operation.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds of $15,901,328, and net proceeds of approximately $15,206,543. The Company used approximately $4,243,022 to repay loans from MDB Capital Holdings, LLC shortly after the closing of the IPO. The balance of the proceeds as of December 31, 2025, will continue to be used throughout 2025, in the expansion of its production capabilities, staffing, R&D, and other working capital requirements.

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

Based on its working capital of approximately $2,372,687 as of December 31, 2025, the Company believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Operating Activities.

For the year ended December 31, 2025, operating activities used cash of $6,502,040 primarily due to increased research and development costs and higher general and administrative expenses.

For the year ended December 31, 2024, operating activities used cash of $8,505,650, which was driven by an increased research and development activity, as well as increased general and administrative costs. Additionally, the Company paid $4,243,022 in related party loans to MDB Capital Holdings, LLC.

Investing Activities.

For the years ended December 31, 2025, and 2024, investing activities consisted of the purchase of laboratory equipment.

Financing Activities.

For the year ended December 31, 2025, the Company incurred cash payments of $27,709 related to its finance lease obligations.

For the year ended December 31, 2024, financing activities consisted of loans from a related party and the proceeds from the IPO.

Accounting Pronouncements Issued and Not Yet Adopted

ASU 2024-03

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies and improves the guidance for interim financial reporting. The amendments introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that materially affect the entity, consolidate a comprehensive list of interim disclosure requirements within ASC 270, and provide guidance on the form and content of condensed interim financial statements. ASU 2025-11 will be effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

ASU 2023-09

 In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within consolidated financial statements, providing stakeholders with a clearer understanding of an entity’s operations and the associated tax risks. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate of reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 resulted in modifications to our income tax disclosures for the fiscal year ended December 31, 2025.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis as revenues to the extent of disbursements and commitments that are allowable for reimbursement of allowable expenses incurred as of December 31, 2025 and 2024 and expected to be received from funding sources in the subsequent year. Management considers such receivables on December 31, 2025 and 2024, respectively, to be fully collectable, due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for grants receivable was recorded in the accompanying consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore we are not required to provide the information under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Vice President of Finance, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and because of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2025, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management holds the responsibility for preparing accurate financial statements and ensuring they faithfully represent our financial status and operations in line with generally accepted accounting principles (GAAP).

Management is also tasked with establishing and upholding sufficient internal controls over financial reporting, as stipulated in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). These controls aim to offer reasonable assurance about the fairness of our financial reporting and the accuracy of financial information. Despite the nature of our internal control systems, they are subject to inherent limitations, including human error and the potential bypassing of controls, thus providing only reasonable—not absolute—assurance.

Our internal controls over financial reporting encompasses procedures for maintaining detailed records that reflect our transactions accurately, ensuring transactions are recorded as needed for financial statement preparation in compliance with GAAP, and safeguarding company assets through authorized management and director actions.

After an evaluation led by our Chief Executive Officer and Vice President of Finance, based on the COSO 2013 framework, we identified material weaknesses in our internal controls as of December 31, 2025. These material weaknesses are described below:

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

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Vice President of Finance, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers:

Name	Age	Position
Michael Heltzen	45	President and Chief Executive Officer
Tyler Korman	47	Chief Scientific Officer
Damien Perriman	49	Chief Commercial Officer
Fouad Nawaz	40	Vice President, Finance
Paul Opgenorth	44	Vice President, Development
Christopher A. Marlett	60	Chairman of the Board and Director
Anthony DiGiandomenico	58	Director
James U. Bowie	65	Director
James J. Lalonde	65	Director
Lon E. Bell	85	Director
Edgardo Rayo (1)	39	Director

(1) Edgardo Rayo was appointed to the board as a Director on February 17, 2025

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

Tyler Korman, PhD. Dr. Korman has served as Chief Scientific Officer effective as of November 2025 and previously served as Vice President, Research of the Company from February 2025 to October 2025. From June 2014 to September 2019 Dr. Korman was a Project Scientist in the Department of Chemistry and Biochemistry at the University of California, Los Angeles. Dr. Korman received his PhD in Molecular Biology and Biochemistry from the University of California, Irvine in 2008, Master of Science in 2003 and Bachelor of Science in 2001 in Chemistry from the University of California, San Diego.

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

Damien Perriman has served as Chief Commercial Officer of the Company since April 2025. Prior to joining the Company, Mr. Perriman served as Chief Business Development Officer at Gevo and as Senior Vice President, Specialty Products at Genomatica from 2010 to 2024. His earlier experience includes business development leadership roles at Verdezyne, technology commercialization positions with The Dow Chemical Company, and service as a Deputy Trade Commissioner for the Queensland Government Trade Office for the Americas. Mr. Perriman also serves as Chairman of the Board of Cellugy and advises several early-stage companies in the renewable materials and industrial biotechnology sectors. He holds a B.Sc. (Hons.) in Industrial Chemistry from the University of New South Wales and an MBA from the UCLA Anderson School of Management.

James U. Bowie, PhD. Dr. Bowie has served as an independent director of the Company since its inception in April 2019. Dr. Bowie has been on the faculty in the Department of Chemistry and Biochemistry at the University of California, Los Angeles since 1993 and served as Associate Director of the UCLA-DOE Institute from 2002 to June 2019 and Vice Chair from 2012 through June 2019. He became Professor Emeritus in June 2021. Dr. Bowie served on the Editorial Boards of four academic journals, organized many international meetings and served on numerous national and international scientific committees, including service as President of the Protein Society from 2013 to 2015. Dr. Bowie obtained a B.A. with Distinction in Chemistry from Carleton College in 1981, a Ph.D. in Biochemistry from the Massachusetts Institute of Technology in 1989 and did postdoctoral work at the University of California, Los Angeles from 1989 to 1993. His work has been cited over 29,000 times and has been recognized with many awards, including being named Fellow of the Biophysical Society and Fellow of the American Association for the Advancement of Science. Throughout his career, Dr. Bowie’s work has focused on issues related to protein and enzyme structure. He holds patents on drug screening technology, methods for protein structure prediction, and enzyme system design. The Board believes that Dr. Bowie’s intimate knowledge of eXoZymes’s foundational enzyme technology will be highly valuable to our Board’s deliberations and oversight of Company strategies.

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

James J. Lalonde. Dr. Lalonde has served as an independent director of the Company since April 1, 2024. Dr. Lalonde is a recognized leader in the field of synthetic biology and serves as a Scientific Advisor for several private start-up enterprises. He was Chairman of the Board of Willow Biosciences, Inc. from 2023 until the sale of the operating subsidiary to Mycofeast in 2025. He previously served as Lead, Microbial Digital Genome Engineering Business with Inscripta Inc. from September 2019 to August 2021, a global leader in genome engineering technology, as Lead of its Microbial Digital Genome Engineering Business. Prior to that, from 2004 to 2019 Dr. Lalonde was Senior Vice President of R&D at Codexis, Inc., a leader in protein engineering. In his nearly 15 years at Codexis he oversaw the development of more than 50 enzymes for drug manufacturing, nutrition, biotherapeutics, and molecular diagnostics. He also led the development of the company’s pioneering CodeEvolver® protein engineering technology which was licensed to major pharmaceutical companies. Prior to Codexis, Dr. Lalonde held leadership roles in biocatalysis and chemical development at Altus Biologics from 1993 to 2004 and in scientific research from 1989 to 1993 at Vista Chemical Company. He holds a bachelor’s degree in chemistry from Lakehead University (1983) and a Ph.D. in organic chemistry from Texas A&M University (1987). He was a recipient of the US Presidential Green Chemistry Awards twice and was elected to the Academy of Distinguished Alumni at Texas A&M in 2022. The Board believes that Dr. Lalonde’s extensive scientific background, which includes experience in synthetic biology, genome engineering and protein engineering, and his participation in start-up enterprise management, qualifies him to be a member of our Board.

Lon Edward Bell, PhD. Effective April 1, 2024 Dr. Bell joined the Board of Directors of the Company as an independent board member. Dr. Bell founded DTP Thermoelectrics LLC in 2021 and serves as its CEO. The company is focused on commercializing a new generation of solid-state heating, cooling, and temperature control systems. Dr. Bell served as a board member from 2013 to 2016 and since 2017 has served as Chairman of CDTi Advanced Materials, Inc., a publicly traded company (CDTI: Pink Sheet). Dr Bell helped guide CDTI through a pivot to become an emerging developer of catalytic coating systems for the chemical reforming industry serving the emerging hydrogen economy and hydrocarbon sequestering industries. Since 2008 Dr. Bell has served as a member of the advisory board for the California Institute of Technology’s Department of Mechanical and Civil Engineering, serving as the Chair from 2015 to 2022. Dr Bell’s notable prior experiences include the founding of Amerigon (now Gentherm Incorporated, NASDAQ: THRM) in 1991, which has become a major supplier of solid-state thermal management systems to the automotive industry. Previously, he founded Technar, Incorporated, in 1968, a pioneering supplier of automotive crash sensors to the automobile industry. He guided the company from its inception to its sale to TRW in 1991. Throughout his career, Dr. Bell has been granted over 100 patents for his inventions. Five clusters of his inventions have gone into mass production and achieved a significant share of their target markets. Dr. Bell has a bachelor’s degree in mathematics (1962), master’s degree in rocket propulsion (1963), and PhD in mechanical engineering (1968), from the California Institute of Technology. The Board believes that Dr. Bell’s educational attainments, management and leadership experience, entrepreneurial understanding and service on boards of other public companies, qualifies him to serve as a member of our Board.

Edgardo Rayo has been employed by MDB Capital, S.A, since 2013, which is an affiliated company of MDB Capital Holdings, LLC. Mr. Rayo also is a registered representative of MDB Capital, a registered broker-dealer, subsidiary of MDB Capital Holdings, LLC. Mr. Rayo, at MDB Capital, S.A., currently serves as the Director of Investment Analysis. In this role, Mr. Rayo leads the MDB Capital’s investment analysis efforts at MDB Capital, providing strategic insights that inform investment decisions and helping to drive MDB Capital’s capital-raising initiatives. Under this role, he has collaborated with a diverse array of companies across sectors such as biotechnology, medical devices, and renewable energy. Prior to joining MDB Capital, Mr. Rayo was employed at Banpro, a commercial bank, where he managed a portfolio of fixed income securities. Mr. Rayo earned a bachelor’s degree in business administration with a concentration in Finance and Economics from the Latin American campus of Ave Maria University and is a CFA Charterholder. The Board believes that Mr. Rayo’s background in investment banking, strategic business assessment and business analysis qualifies him to serve as a member of the Board.

Board Composition/Committees

Our board of directors currently consists of six people. The board of directors may establish the number of persons serving on the board of directors from time to time by resolution. Currently, Messrs. Bowie, Rayo, Lalonde, and Bell are independent directors within the meaning of Nasdaq’s rules. Mr. Bell is a “financial expert” as that term is defined in SEC regulations.

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

Compensation Committee

We have established a compensation committee. The committee’s primary responsibilities include approving corporate goals and objectives relevant to executive officer compensation and evaluating executive officer performance in light of those goals and objectives, determining and approving executive officer compensation, including base salary and incentive awards, making recommendations to the board of directors regarding compensation plans, and administering our stock plan.

The compensation committee determines and approves all elements of executive officer compensation. It also provides recommendations to the board of directors with respect to non-employee director compensation. The compensation committee may not delegate its authority to any other person, other than to a subcommittee thereof.

The Company compensation policies for executive officers has two fundamental objectives: (i) to provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals; and (ii) to align certain compensation elements with the Company’s annual performance goals. With respect to each of the Company’s executive officers, the total compensation that may be awarded, including base salary, discretionary cash bonuses, annual stock incentive awards, stock options, restricted stock units and other equity awards, and other benefits and perquisites will be evaluated by the committee. Under certain circumstances, the committee may also award compensation payable upon termination of the executive officer under an employment agreement or severance agreement (if applicable). The Board recognizes that its overall goal is to award compensation that is reasonable when all elements of potential compensation are considered. The committee believes that cash compensation in the form of base salary and discretionary cash bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock units and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success. The Board also has historically focused on the Company’s financial condition when making compensation decisions and approving performance objectives, and compensation has been weighted more heavily toward equity-based compensation. The committee will continue to periodically reassess the appropriate weighting of cash and equity compensation in light of the Company’s expenditures in connection with commercial operations and its cash resources and working capital needs.

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

In evaluating director nominees, the nominating committee will generally consider the following factors:

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

There are no stated criteria for director nominees, although the committee may consider such factors as it may deem are in the best interests of the Company and its stockholders. The nominating committee also believes it may be appropriate for certain key members of our management to participate as members of the board of directors.

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

Board Compensation

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

The following table sets forth the compensation earned by or awarded or paid in 2025 and 2024 to the individuals who served as our independent directors during such period:

Name	Year	Fee	Bonus	Shares	Options Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mohammad “Mo” Hayat (1)	2025	-	-
Mohammad “Mo” Hayat (1)	2024	-	-
Anthony DiGiandomenico	2025	-	-
Anthony DiGiandomenico	2024	-	-
Christopher A. Marlett	2025	-	-
Christopher A. Marlett	2024	-	-
James J. Lalonde	2025	$50,000	-	-	51,939
James J. Lalonde	2024	$8,333	-	-	51,939
James U. Bowie	2025	-	-	-
James U. Bowie	2024	-	-	-
Lon E. Bell	2025	$50,000	-	-	51,939
Lon E. Bell	2024	$8,333	-	-	51,939

(1)	Mr. Mo Hayat resigned as a director February 17, 2025.

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

Indemnification Agreements

We enter into indemnification agreements with each of the people serving on the board of directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the indemnification agreements.

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

Based solely on our review of the copies of reports furnished to us, we believe that during the fiscal year ended December 31, 2025, all executive officers, directors and greater than 10% beneficial owners of our Common Stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Executive Compensation

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer and our next two most highly compensated executive officers in respect of their service to our company during the years ended December 31, 2024, and 2025. The amounts indicated for the year ending December 31, 2025, do not include any amounts that may be awarded in 2026 as bonus compensation for the year ending 2025. We refer to these individuals as our named executive officers. The compensation information disclosed herein for our three named executive officers is disclosed in accordance with SEC requirements; such disclosure does not include the compensation for our other executive officers. Our named executive officers for the years ended December 31, 2024 and 2025 respectively, are:

Name	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Options Awards ($)	RSU Awards ($)	Nonequity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Michael Heltzen, President and CEO	2025	358,333	250,000	-	452,041	-	-	-	-	1,060,374
	2024	231,250	40,000	-	110,028	-	-	-	-	381,278

Tyler Korman, Chief Scientific Officer	2025	222,917	37,500	37,500	16,856	-	-	-	-	314,773
	2024	191,220	54,450	-	20,279	-	-	-	-	265,949

Damien Perriman, Chief Commercial Officer	2025	237,797	-	-	-	-	-	-	72,965	310,762
	2024	-	-	-	-	-	-	-	-	-

Paul Opgenorth, Vice President, Development	2025	219,792	37,500	37,500	15,803	-	-	-	-	310,595
	2024	190,000	52,800	-	19,011	-	-	-	-	261,811

Fouad Nawaz, Vice President, Finance	2025	214,583	43,750	43,750	49,658	-	-	-	-	351,741
	2024	168,750	15,000	-	29,340	-	-	-	-	213,090

(1)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program.
(2)

Mr. Heltzen was employed at an annual salary of $250,000 and was entitled to a cash bonus of up to 100% of the then annual base salary. He has been granted two options, one for 311,636 shares and an incentive option for 22,097, both of which vest over a five-year period. Effective June 17, 2025, Mr. Heltzen’s annual base salary was increased to $450,000, and his annual bonus was discontinued. In connection with this compensation change, he was granted 235,817 stock options, which vest over four years beginning July 1, 2025.

Options Exercisable as of December 31, 2025

		Option Awards(1)		Stock Awards(2)
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option	Number of Shares or Units of Stock That Have	Market Value of Shares or Units That Have
	Grant	(#)	(#)	Price	Expiration	Vested	Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)	($)
Mohammad Hayat, Chairman and CEO (3)	2/1/2021	306,442	5,194	2.44	1/31/2028		$-
	7/19/2021	-	-	2.44	7/17/2031	82,118	200,368
	3/28/2022	-	-	2.44	3/25/2032	102,647	250,457
	5/1/2023	-	-	3.31	4/28/2033	37,747	125,318

Michael Heltzen, President and CEO	11/1/2023	72,715	83,103	3.31	8/31/2031		$-
	2/1/2024	54,536	101,282	3.31	1/31/2032
	4/12/2024	7,734	14,363	8.00	3/31/2031
	7/1/2025	29,477	206,340	12.40	07/1/2025

Tyler Korman, Chief Scientific Officer	2/1/2021	40,859	693	2.44	1/31/2028	-	-
	3/28/2022	-	-	2.44	3/25/2032	56,456	137,753
	5/1/2023	-	-	3.31	4/28/2033	22,648	75,191

Paul Opgenorth, Vice President, Product Development	2/1/2021	38,306	649	2.44	1/31/2028	-	-
	3/28/2022	-	-	2.44	3/25/2032	52,720	128,636
	5/1/2023	-	-	3.31	4/28/2033	21,893	72,683

Fouad Nawaz, Vice President, Finance	11/1/2023	19,391	22,161	3.31	8/31/2031	-	-
	6/1/2024	7,272	13,504	8.00	3/31/2031	-	-

(1)	Each equity award is subject to the terms of the specific equity plan under which it was granted.
(2)	All RSU are fully vested and remain outstanding.
(3)	Mr. Hayat ceased being the CEO on February 1, 2024, and became the Chairman and President commencing February 1, 2024, upon the appointment of Michael Heltzen as the CEO on February 1, 2024. Mr. Hayat resigned as Chairman and President as of February 17, 2025.

Equity Compensation

From time to time, in addition to the cash compensation, we grant equity-based awards to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us. (See table of exercisable options above.)

Equity Incentive Plan

The Company adopted an equity incentive award plan, the 2020 Equity Incentive Award Plan, that permits awards to be granted to directors, officers, employees and others that contribute to the success of the Company. The awards may include stock options, restricted stock, restricted share units, deferred stock and other equity-based awards. The ultimate value of these various awards is dependent on increases in our share of Common Stock price. Awards are granted to provide the holder of an award with a personal financial interest in our long-term success, encourage retention through vesting provisions and enable us to compete for the services of employees in an extremely competitive market and industry. Objectives of the long-term incentive portion of our compensation package include aligning the personal and financial interests of management and other employees with shareholder interests; balancing short-term decision-making with a focus on improving shareholder value over the long-term; and providing a means to attract, reward and retain a skilled management team.

The 2020 Equity Incentive Award Plan provides award grants of up to 2,497,008 shares of Common Stock. As of December 31, 2025, there were 19,102 shares converted and all shares of Common Stock committed under awards subject to the plan. Shareholder approval is required for the plan to comply with certain IRS and Nasdaq requirements. Both the board of directors and shareholders have approved the plan.

In 2025, the Company adopted a new plan, the Equity Incentive Award Plan. This plan allows for an additional 1,250,000 shares to be added to the equity incentive pool. On July 25, 2025, the Company’s shareholders approved, by a majority, the “2025 equity incentive plan”. The 2025 Equity Incentive plan has identical terms as the 2020 Equity Incentive plan. As of December 31, 2025, no shares have converted and 1,054,419 shares of Common Stock are available under the plan.

The board of directors may grant awards under the plan for up to ten years from the date of plan adoption. The board of directors or a committee thereof will determine the form of award and its terms, such as the vesting period, the exercise period, and any vesting criteria that might include performance goals and termination provisions. Typically, termination of an award will be a result of retirement, disability, and the end of employment. Awards may not be issued at less than the fair market value of a share of Common Stock at the time of granting an award. Although awards are typically exercised for a cash payment, the board of directors or applicable committee may issue the awards on a net exercise, or cashless, basis. Management makes recommendations to the board of directors or committee about the form of the award, the amount of the award levels and its terms. Management monitors overhang (a measure of potential earnings dilution from stock awards) as well as run rate (the rate at which stock awards are being awarded from our equity plans) when making recommendations to the board of directors or applicable committee regarding plan awards.

Employment Agreement

Michael Heltzen, our Chief Executive Officer, is employed under an employment agreement, which was amended in June 2025, on an at-will basis. Mr. Heltzen is paid an annual base salary of $450,000. Mr. Heltzen initially was granted at the time of his initial employment an option to acquire up to 311,636 shares of common stock that vests over a five-year period, based on his continued employment with the Company as of the applicable vesting date, and on April 12, 2024 was granted a separate incentive option to acquire up to 22,097 shares of common stock which vest over a five year period, based on his continued employment with the Company as of the applicable vesting date. Mr. Heltzen was also granted stock options for 235,817 shares of common stock in June 2025. Mr. Heltzen, and his family, will be entitled to participate in all of the Company’s executive benefit plans that may be established from time to time, including, without limitation, any 401(k) and cafeteria plans, health, hospitalization, medical insurance, dental and disability programs. Mr. Heltzen will be reimbursed for ordinary business expenses. The employment can be terminated for cause, which is defined in the employment agreement, but if it is not terminated for cause, then the Company will pay a severance equal to nine months base salary and reimbursement for COBRA payments. The agreement provides typical indemnification for acts undertaken for the Company during the employment period.

The Company entered into an executive at-will employment agreement with Tyler Korman dated November 10, 2025. The agreement provides that Mr. Korman will act as the Chief Scientific Officer of the Company under the direction of the Chief Executive Officer, devoting his full business time and attention to Company matters. Mr. Korman will be provided with a base salary of $250,000, and a target bonus of $125,000, the bonus to be based on annual financial goals and personal performance goals, which will be set each year by the Chief Executive Officer and Mr. Korman. The bonus amount will be paid half in cash and half in restricted stock. Mr. Korman will be entitled to participate in the employee benefit plans and programs as are made available to similarly situated employees of the Company. The employment terms include non-competition and non-solicitation and duty to cooperate provisions. The employment terms also include confidentiality provisions, trade secret and similar provisions to protect the Company rights in inventions and intellectual property. Mr. Korman also entered into a separate proprietary information and invention assignment agreement. Although the employment terms provide that employment is at-will, in certain instances of termination without cause by the Company or for good reason resignation, Mr. Korman’s will continue to be paid severance amounts based on his base salary and the target bonus. The employment terms provide for mutual indemnification provisions, the advancement of expenses to Mr. Korman by the Company in respect of the Company indemnification obligations, and inclusion in Company director and officer liability insurance. Disputes under the employment agreement will be arbitrated in California, and the agreement is governed by California law.

The Company entered into an executive at-will employment agreement with Damien Perriman dated April 1, 2025. The agreement provides that Mr. Perriman will act as the Chief Scientific Officer of the Company under the direction of the Chief Commercial Officer, devoting his full business time and attention to Company matters. Mr. Perriman will be provided with a base salary of $350,000, and a target bonus of $200,000, the bonus to be based on annual financial goals and personal performance goals, which will be set each year by the Chief Executive Officer and Mr. Perriman. The bonus amount will be paid half in cash and half in restricted stock. Mr. Perriman will be entitled to an equity award equal to 2.5% of the total outstanding shares of common stock of the Company, of which 70% will be a stock option and the remaining amount restricted stock units. The option portion and the restricted stock portion will each vest 25% on the first anniversary of his employment and the balance will vest in equal monthly installments over the following 36 months. Mr. Perriman will be entitled to participate in the employee benefit plans and programs as are made available to similarly situated employees of the Company. The employment terms include non-competition and non-solicitation and duty to cooperate provisions. The employment terms also include confidentiality provisions, trade secret and similar provisions to protect the Company rights in inventions and intellectual property. Mr. Perriman also entered into a separate proprietary information and invention assignment agreement. Although the employment terms provide that employment is at-will, in certain instances of termination without cause by the Company or for good reason resignation, Mr. Perriman’s will continue to be paid severance amounts based on his base salary and the target bonus. The employment terms provide for mutual indemnification provisions, the advancement of expenses to Mr. Perriman by the Company in respect of the Company indemnification obligations, and inclusion in Company director and officer liability insurance. Disputes under the employment agreement will be arbitrated in California, and the agreement is governed by California law.

Outstanding Equity Awards Under Plan as of December 31, 2025

The Company has issued RSU’s to employees for an aggregate of 436,786 shares of common stock. As of December 31, 2025, outstanding RSU’s totaling 416,786 have vested and will convert to shares of common stock at the expiration of the then lockup agreement on April 15, 2026. The remaining outstanding 20,000 RSU’s were issued to one recipient of which 10,667 have vested and the remainder will vest on a monthly basis and will be fully vested by June 30, 2026.

The Company has issued options to its key employees for an aggregate of 2,007,830 shares of common stock. These awards were issued pursuant to the eXoZymes’ 2020 Equity Incentive Plan (the “2020 Plan”) and the 2025 Equity Incentive Plan (the “2025 Plan”). These awards generally vest on a monthly or quarterly basis. Certain employees have a one year cliff vesting for their first year of vesting. The vesting for the balance of the cliff vesting is over 4 or 5 years with a contract life of 7 years.

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

Beneficial ownership is determined based on the rules and regulations of the SEC as defined in Rule 13d-3 of the Exchange Act. A person has beneficial ownership of a share of Common Stock if such individual has the power to vote and/or dispose of the shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the initial closing are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage of ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the number of shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o eXoZymes Inc., 750 Royal Oaks Drive, Suite 106, Monrovia, CA 91016.

Applicable percentage ownership in the following table is based on 8,406,681 shares of Common Stock issued and outstanding as of March 30, 2026.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Christopher A. Marlett (3)	4,162,396	47.79%
Anthony DiGiandomenico (3)	4,162,396	47.79%
James U Bowie (4)	603,880	7.10%
Edgardo Rayo (5)	77,909	0.90%
James J. Lalonde (6)	28,567	0.34%
Lon Edward Bell (7)	20,776	0.24%

Executive Officers who are not Directors
Michael Heltzen (8)	195,888	2.08%
Fouad Nawaz (9)	33,268	0.35%

Executive Officers and Directors as a Group (8 Persons) (10)	5,122,684	54.33%

Five Percent Ownership

Tyler Korman (11)	766,843	9.00%
Paul Opgenorth (12)	682,449	8.01%
MDB Capital Holdings, LLC (13)	4,136,426	47.63%

* Less than 0.1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 8,478,992 shares of Common Stock issued and outstanding as of March 30, 2026.

(3) Includes (i) 3,931,133 issued and outstanding shares of Common Stock, (ii) 205,293 shares of Common Stock underlying a previously issued warrant, all of which 4,136,426 shares of Common Stock are held by MDB Capital Holdings, LLC over which the individual has voting and dispositive authority, and also includes (iii) 25,970 shares subject to currently exercisable options held individually. (See footnote 11.)

(4) Includes 577,910 issued and outstanding shares and 25,970 shares subject to currently exercisable options.

(5) Includes 77,909 issued and outstanding shares of Common Stock.

(6) Includes 28,567 shares subject to currently exercisable options and excludes 31,163 shares subject to options that vest in the future.

(7) Includes 20,776 shares subject to currently exercisable options and excludes 31,163 shares subject to options that vest in the future.

(8) Includes 195,888 shares subject to currently exercisable options and excludes 373,662 shares subject to options that vest in the future.

(9) Includes 3,489 issued and outstanding shares of Common Stock and 29,779 shares subject to currently exercisable options and excludes 32,549 shares subject to options that vest in the future.

(10) See footnotes 3 - 9 above.

(11) Includes 725,291 issued and outstanding shares and 41,552 shares subject to currently exercisable options. Excludes 79,104 shares subject to restricted stock units that vest in the future.

(12) Includes 643,494 issued and outstanding shares and 38,955 shares subject to currently exercisable options. Excludes 74,613 shares subject to restricted stock units that vest in the future and 6,492 shares subject to options that vest in the future.

(13) Includes (i) 3,931,133 issued and outstanding shares of Common Stock held, and (ii) 205,293 shares of Common Stock underlying a previously issued warrant, all of which 4,136,426 shares of Common Stock are held by MDB Capital Holdings, LLC, over which Messrs. Christopher A. Marlett and Anthony DiGiandomenico have the voting and dispositive authority over the shares of Common Stock of the Company. Excludes 25,970 shares under vested options which each of Messrs. Marlett and DiGiandomenico hold individually. The address of MDB Capital Holdings, LLC, and the business address of Messrs. Marlett and DiGiandomenico is 14135 Midway Road, Suite G-150, Addison, TX 75001.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction

As of December 31, 2025, the Company had a payable to MDB Capital Holding LLC of $5,330. The balance is expected to be paid in 2026 and does not bear any interest.

General Policy for Evaluating Related Party Transactions

Related party transactions will be reviewed by the audit committee, generally under its authority to review situations that give rise to conflicts of interest, as set forth in the audit committee’s charter. The policy of the Company is to evaluate those situations where an individual’s private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of the Company. A common situation is one that involves a transaction between the Company and a party that is a director, officer or employee, or their respective related parties or affiliates or an entity under the control of those persons. The audit committee shall review the material facts of all related party transactions with the objective of determining to either approve or disapprove the Company entering into the transaction. The audit committee will review the relevant facts and circumstances of a related party transactions taking into account, among other factors, (i) whether the transaction was undertaken in the ordinary course of business of the Company, (ii) whether the related party transaction was initiated by the Company or the related party, (iii) whether the transaction is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to the Company of, the related party transaction, (v) the approximate dollar value and the terms of the obligations involved in the related party transaction, (vi) the extent of the related party’s interest in the transaction, and (vii) any other information that would be material to investors in light of the circumstances of the particular transaction. Approval may be a standing approval for the same types of transactions, where they are warranted. The audit committee may also ratify related party transactions that have occurred, but related parties are encouraged to seek prior approval of a transaction so as not to face the situation of having to unwind or modify it.

Former Parent Corporation

MDB Capital Holdings, LLC, is the Company’s former parent company and the controlling shareholder, beneficially owning 47.63% of our shares of Common Stock as of the date of this report.

Messrs. Christopher Marlett, Anthony DiGiandomenico are majority shareholders and directors of MDB Capital Holdings LLC, and directors of the Company. Christopher Marlett holds the position of Chairman of the Board in the Company. In addition, Mr. Edgardo Rayo, a director of the Company is an employee of an affiliate of MDB Capital Holdings LLC.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2025 and 2024, RBSM, LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm:

	2025	2024
Audit fees (1)	$222,500	145,000
Audit-related fees (2)	-	-
Tax fees	-	-
Total principal accountant fees and services	$222,500	145,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our registration statement for our initial public offering, and quarterly reports and current reports.
(2)	Audit-related fees consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of eXoZymes Inc. are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

eXoZymes, Inc.(FKA Invizyne Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXoZymes, Inc. (FKA Invizyne Technologies, Inc.) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

PCAOB ID 587

We have served as the Company’s auditor since 2023

March 30, 2026

Las Vegas, Nevada

EXOZYMES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$3,039,343	$9,719,310
Grants receivable	517,359	737,282
Prepaid expenses and other current assets	382,886	363,790
Total current assets	3,939,588	10,820,382
Property and equipment, net	764,401	882,445
Operating lease right-of-use asset, net	1,053,641	1,331,577
Finance lease right-of-use asset, net	108,682	-
Tax receivable	105,205	-
Total assets	$5,971,517	$13,034,404

LIABILITIES AND EQUITY
Accounts payable	$1,235,337	$924,252
Due to affiliates	5,330	178,966
Operating lease liabilities – Current	281,979	230,027
Finance lease liabilities – Current	44,255	-
Total current Liabilities	1,566,901	1,333,245
Deferred grant reimbursement	90,365	123,579
Operating lease liabilities - Long term	852,575	1,156,805
Finance lease liabilities - Long term	64,427	-
Total liabilities	$2,574,268	$2,613,629
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on December 31, 2025, and December 31, 2024, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,406,681 and 8,367,810 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	8	8
Additional Paid-in-capital	24,501,933	22,366,725
Accumulated (deficit)	(21,104,692)	(11,945,958)
Total stockholders’ equity	3,397,249	10,420,775
Total liabilities and stockholders’ equity (deficit)	$5,971,517	$13,034,404

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024
Total operating income	-	$-

Operating costs:
General and administrative costs:
Compensation	3,635,756	2,527,772
Professional fees	1,441,659	1,167,249
Information technology	95,989	38,658
General and administrative-other	836,076	329,660
Total general and administrative costs	6,009,480	4,063,339
Research and development costs	3,706,991	1,868,766
Total operating costs	9,716,471	5,932,105
Net operating loss	(9,716,471)	(5,932,105)
Other income/(expense):
Interest income, net	363,786	77,612
Other income/(expense)	88,746	(6,834)
Change in fair value of SAFE	-	(8)
Loss before income taxes	(9,263,939)	(5,861,335)
Income tax benefit	105,205	-
Net loss	(9,158,734)	$(5,861,335)

Net loss per common share – basic and diluted	(1.09)	$(0.89)
Weighted average of common shares outstanding – basic and diluted	8,381,444	6,563,255

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775
Stock based compensation	-	-	1,649,033		1,649,033
Issuance of common stock for compensation	19,440	-	243,778	-	243,778
Issuance of common stock due to vesting of RSU	7,870	-	95,294	-	95,294
Common stock issued for exercise of options	11,561	-	-	-	-
Related party debt forgiveness	-	-	147,103	-	147,103
Net loss	-	-	-	(9,158,734)	(9,158,734)
Balance, December 31, 2025	8,406,681	8	24,501,933	(21,104,692)	3,397,249

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	6,250,002	6	5,700,298	(6,084,623)	(384,319)
Stock based compensation	-	-	1,125,639	-	1,125,639
Common stock issued for exercise of options	5,141	-	-	-	-
Issuance of common shares	1,987,666	2	14,528,962	-	14,528,964
Issuance of warrants to purchase common shares	-	-	11,819	-	11,819
Conversion of SAFE to common shares	125,001	-	1,000,007	-	1,000,007
Net loss	-	-	-	(5,861,335)	(5,861,335)
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,158,734)	(5,861,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(52,913)	(54,359)
Depreciation of property and equipment	287,961	267,382
Non-cash lease expense	53,367	34,955
Stock-based compensation	1,988,105	1,125,639
Change in fair value of SAFE	-	8
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	219,923	145,037
Prepaid expenses and other current assets	(19,096)	(99,028)
Tax receivable	(105,205)	-
Increase (decrease) in -
Accounts payable and accrued expenses	311,085	221,340
Due to related party	(26,533)	(4,243,022)
Tax payable	-	(42,267)
Net cash (used in) operating activities	$(6,502,040)	(8,505,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	19,699	37,235
Purchases of property and equipment	(169,917)	(396,451)
Net cash (used in) investing activities	$(150,218)	(359,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	14,528,964
Related Party Note	-	3,976,860
Issuance of Warrants for Private placement	-	11,819
Payments on finance lease obligations	(27,709)	-
Net cash provided by (used in) financing activities	$(27,709)	18,517,643

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	(6,679,967)	9,652,777

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,719,310	66,533

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,039,343	9,719,310
Supplemental disclosures of cash flow information:
Interest Expense	6,252	-
Income Taxes	-	-
Non-cash investing and financing activities:
Conversion of SAFE Note to common shares	-	1,000,008
Related party debt forgiveness	147,103	-
Right-of-use assets obtained in exchange for new lease liabilities	136,391

The accompanying notes are an integral part of these consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

Years ended December 31, 2025 and 2024

1. Organization and Description of Business

eXoZymes Inc. was formed in Nevada in 2019 and its wholly owned subsidiary Invizyne Technologies Inc was formed in California in 2014, together (“eXoZymes”). eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which enables the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 47.63% minority interest as of December 31, 2025.

On June 1, 2022, the Company signed a joint venture with Neuractas Therapeutics, a preclinical company developing high impact therapeutics, to work with the Company on deuterated cannabinoid molecules, for which the Company has filed a provisional patent application. No business activities have been undertaken under this joint venture to date. The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10”).

On October 3, 2024, our board of directors approved a two-for-one (2:1) stock split of our issued and outstanding Common Stock. No fractional shares were issued as a result of the stock split; any fractional share resulting from the stock split was rounded up to the next whole share. As a result of the stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units and warrants issued by us and outstanding immediately prior to the effective time of the stock split, which resulted in a proportionate decrease in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants and a proportionate increase in the exercise price of all such stock options, restricted stock units and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans decreased proportionately. All share and per share amounts of Common Stock have been retroactively adjusted to reflect the Common Stock split.

On May 5, 2025, the Company established a wholly owned subsidiary of NCTx LLC, a Delaware Limited Liability Company. NCTx LLC is a special purpose subsidiary company focused on the development and production of N-trans-caffeoyltyramine - a very rare, plant-derived compound with potential relevance in the areas of metabolic health, gut integrity, and liver function. The entity has had no business activities to date.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $9,158,734 and $ 5,861,335 during the years ended December 31, 2025 and 2024, respectively, and used cash for operations of $(6,502,040) and $(8,505,650) for the years ended December 31, 2025 and 2024, respectively. Management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts, or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Pronouncements Issued and Not Yet Adopted

ASU 2024-03

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies and improves the guidance for interim financial reporting. The amendments introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that materially affect the entity, consolidate a comprehensive list of interim disclosure requirements within ASC 270, and provide guidance on the form and content of condensed interim financial statements. ASU 2025-11 will be effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within consolidated financial statements, providing stakeholders with a clearer understanding of an entity’s operations and the associated tax risks. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate of reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 resulted in modifications to our income tax disclosures for the fiscal year ended December 31, 2025.

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, accruals for potential liabilities, SAFE liability, and the realization of any deferred tax assets.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such choice to opt out is irrevocable. The Company has elected to opt out of the extended transition periods.

Concentration of Risk

The Department of Energy has contributed 86% and the NIH has contributed 14% of all grant reimbursements for the year ended December 31, 2025. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

Revenue Recognition

The Company primarily generated revenues from its strategic alliances. The strategic alliances with strategic collaborators typically contain multiple elements, including research and other licenses, research and development services, obligations to develop and manufacture pre-commercial and commercial material, and options to obtain additional research and development services. Such arrangements provide various types of payments to us, including upfront fees, and funding of research and development services. Such payments are often not commensurate with the timing of revenue recognition and therefore result in deferral of revenue recognition.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. There were no cash equivalents held by the Company as of December 31, 2025.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On December 31, 2025, the Company had approximately $2,417,721 of cash and unrestricted cash in financial institutions in excess of FDIC insured limits. The Company did not experience any credit risk losses during the years ended December 31, 2025 and 2024.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

		December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	2,917,721	-	-	2,917,721

Total fair value	2,917,721	-	-	2,917,721

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2025 and December 31, 2024.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024

Laboratory equipment	$1,397,939	$1,277,647
Furniture and fixtures	54,338	54,338
Leasehold improvements	328,786	279,161
Total property and equipment	1,781,063	1,611,146
Less: Accumulated depreciation	(1,016,662)	(728,701)
Property and equipment, net	$764,401	$882,445

Depreciation expenses were $287,961 and $267,382, for the years ended December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including right-of-use assets for operating leases and laboratory equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If indicators of impairment are present, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the carrying value over the asset’s fair value. Any impairment loss is recorded within the consolidated statements of operations.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and recorded as reductions of related expenses to the extent of reimbursable costs incurred and committed for allowable expenditures as of December 31, 2025 and 2024, respectively. The related amounts are expected to be received from the respective funding agencies in the following year. Management considers such receivables on December 31, 2025 and 2024, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying consolidated financial statements.

Summary of grants receivable activity for the years ended December 31, 2025 and 2024, is presented below:

	December 31, 2025	December 31, 2024
Balance at beginning of period	$737,282	$882,319
Grant costs expensed	1,569,165	2,235,163
Grants for equipment purchased	19,699	43,615
Grant fees	18,830	54,944
Grant funds received	(1,827,617)	(2,478,759)
Balance at end of period	$517,359	$737,282

eXoZymes has received three grants provided by the National Institute of Health, the Department of Energy and Department of Defense through December 31, 2024. The first grant was awarded on October 1, 2023 and the latest of these grants was set to expire on May 14, 2026. However, grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement of terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses. Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations.

On July 1, 2025, the Company was awarded a federal subaward from Georgia Institute of Technology (Georgia Tech), with a $3 million share of a $9.2 million grant. The U.S. National Science Foundation (NSF) funded the project under the CFIRE program aimed at transforming the scalability and accessibility of cell-free systems to expand real-world applications. The grant was awarded to Georgia Tech (as the prime pass-through entity) with a coalition of top academic and industry groups.

For the years ended December 31, 2025 and 2024, respectively, grants amounting to $1,569,165 and $2,235,163 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the years ended December 31, 2025 and 2024, respectively, totaled $1,607,694 and $2,333,722.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the years ended December 31, 2025 and 2024, research and development costs prior to offset of the grants amounted to $5,314,685 and $4,202,488, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation, for employees in executive, finance, business development, operations, and other administrative functions. These expenses also include legal fees, patent prosecution costs, legal settlements, consulting services, accounting and audit fees, insurance, outside service providers, and both direct and allocated facility-related costs, as well as depreciation and amortization.

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

Patent and licensing legal and filing fees and costs were $236,731 and $260,779 for the years ended December 31, 2025, and 2024, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

The Company had outstanding payables to MDB Capital Holdings, LLC of $5,330 and $178,966 as of December 31, 2025, and December 31, 2024, respectively. These payables are non-interest bearing and will be settled in accordance with standard payment terms.

Segment Reporting

We manage and operate the business as a single reportable operating segment, with the Company’s sole focus on the research and commercialization of exozyme biosolutions. Our business is led by our chief executive officer, who is our Chief Operating Decision Maker (“CODM”). The Company is required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for its single reportable segment. Because the CODM receives detailed financial reports at a lower level than is included on the Company’s consolidated income statement, the Company identifies which of those expenses qualify as significant segment expenses. The CODM manages the business on a consolidated basis and uses consolidated net loss as reported on its income statement to allocate resources and assess performance. In accordance with ASC 280, eXoZymes concludes that consolidated net loss is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles most consistent with GAAP. We do not prepare discrete financial information with respect to separate products. Accordingly, we view our business as one reportable operating segment.

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement, the Company sold a total of 2,052,931 shares of eXoZymes’s Common Stock for $5,000,000 at $2.44 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 205,293 shares of eXoZymes Common Stock. Through December 31, 2025, and December 31, 2024, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as December 31, 2025, and December 31, 2024, was $320,790.

In November 2024, the Company completed a private placement (“Concurrent Private Offering”) concurrently with the IPO, the Company sold to accredited investors an aggregate of 93,750 warrants to purchase up to 93,750 shares of Common Stock (the “Private Warrants”). Private Warrants were sold at a purchase price of $0.125. Private Warrants have an exercise price of $8.00 per share, are exercisable beginning six months after issuance, and expire five years from the date of issuance. The Private Warrants have a cashless exercise provision and registration rights for the underlying shares of Common Stock. The gross proceeds from the Concurrent Private Offering were approximately $11,719, and if the Private Warrants are fully exercised, for cash, the Company will receive up to $750,000.

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

The warrants outstanding, as well as those issued, exercised, and expired, together with their respective exercise prices and expiration dates, as of December 31, 2024 and 2025, are presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2024	351,528	4.75	Various (2029)
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at 12/31/2025	351,528	$4.75 (weighted avg)	Various (2029)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an evaluation of the specific terms of each warrant and the applicable guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and qualify for the equity scope exception under ASC 815-10-15-74(a) are classified as equity and are not subject to remeasurement as long as the criteria for equity classification continue to be met.

Warrants that do not qualify for equity classification are recorded as liabilities and measured at fair value at inception and on a recurring basis at each reporting date until the warrants are exercised, expire, or are modified in a manner that results in equity classification. Changes in the fair value of liability-classified warrants are recognized as a component of change in fair value of warrant liabilities in the consolidated statements of operations. The Company reassesses the classification of warrants at each reporting date.

The fair value of liability-classified warrants is estimated using the Black-Scholes option-pricing model, which incorporates Level 3 inputs.

On May 12, 2025, the Company agreed to issue 19,440 shares of common stock to key executives. The shares were issued in lieu of cash bonuses and were issued at a market price of $12.54 for a total of $243,778.

On November 11, 2025, a shareholder of stock options exercised their options through a cashless exercise feature permitted under the Company’s equity incentive plan. As a result, the Company issued 11,561, and no cash proceeds were received by the Company in connection with these transactions.

On November 17, 2025, the Company issued 7,870 shares of the Company’s common stock to individuals upon the vesting and settlement of previously granted restricted stock units (“RSUs”) under the Company’s equity incentive plan. Upon vesting, each RSU entitled the holder to receive one share of the Company’s common stock.

4. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that all share-based payment awards granted to employees, directors, and non-employees be measured at fair value on the grant date and recognized as compensation expense over the requisite service period.

The Company grants stock options and restricted stock units (“RSUs”). The fair value of RSUs is measured based on the market price of the Company’s common stock on the grant date, while the fair value of stock options is estimated using the Black-Scholes option-pricing model. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, based on the award’s fair value at the grant date. The Company accounts for forfeitures as they occur. Stock-based compensation expense is recorded within research and development or general and administrative expenses based on the function of the award recipient.

eXoZymes’ 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the eXoZymes shareholders, permits grants to its officers, directors, and employees for up to 938,832 shares of eXoZymes’ Common Stock. On May 1, 2023 the board and shareholders approved an increase of 1,558,175 shares under the plan. The 2020 Plan authorizes the issuance of stock options, shares of restricted stock, and restricted stock units, among other forms of equity-based awards. On July 25, 2025 the Company’s shareholders approved the “2025 equity incentive plan”. The new plan allows for an additional 1,250,000 shares to be added to the equity incentive pool.

On February 1, 2024, stock options to purchase 155,818 shares of Common Stock were granted at an exercise price of $3.32 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $3.32, option exercise price of $3.32, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.20%, expected annual volatility of 95.85%, and annual rate of dividends of 0%.

On April 1, 2024, stock options to purchase 125,975 shares of Common Stock were granted at an exercise price of $8.00 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $8.00, option exercise price of $8.00, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.34%, expected annual volatility of 95.38%, and annual rate of dividends of 0%.

On May 19, 2024, 2,347 stock options were exercised using a cashless exercise option. The individual received a stock option grant of 5,194 shares of which 3,376 shares were vested and exercisable. 1,029 shares were sold using a cashless exercise option to acquire the remaining 2,347 shares. The remaining unvested options totaling 1,818 shares were forfeited.

On June 1, 2024, stock options to purchase 444,076 shares of Common Stock were granted at an exercise price of $8.00 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 5 years. The inputs used to determine the fair value was Common Stock price of $8.00, option exercise price of $8.00, expected life in years of 5 years, with a contract life of 7 years, risk-free rate of 4.52%, expected annual volatility of 94.78%, and annual rate of dividends of 0%.

On December 20, 2024, two individuals exercised their options agreements. Both agreements had identical terms and were exercised on the same date. Each agreement exercised 2,597 stock options using a cashless exercise option. 1,200 shares were sold using a cashless exercise option to acquire the remaining 1,397 shares. There were no remaining unvested options to be forfeited.

On July 1, 2025, the eXoZymes board approved an issuance of stock options to purchase 235,817 shares of common stock and were granted at an exercise price of $12.40 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 4 years. The inputs used to determine the fair value was Common Stock price of $12.40, option exercise price of $12.40, expected life in years of 4 years, with a contract life of 7 years, risk-free rate of 3.99%, expected annual volatility of 88.47%, and annual rate of dividends of 0%.

On July 30, 2025, the eXoZymes board approved an issuance of stock options to purchase 20,000 shares of common stock and were granted at an exercise price of $9.48 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 12 months. The inputs used to determine the fair value was Common Stock price of $9.48, option exercise price of $9.48, expected life in years of one years, with a contract life of 7 years, risk-free rate of 3.874%, expected annual volatility of 88.08%, and annual rate of dividends of 0%.

On October 30, 2025, the eXoZymes board approved an issuance of stock options to purchase 40,000 shares of common stock and were granted at an exercise price of $12.65 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 4 years. The inputs used to determine the fair value was Common Stock price of $12.65, option exercise price of $12.65, expected life in years of 4 years, with a contract life of 7 years, risk-free rate of 3.71%, expected annual volatility of 87.12%, and annual rate of dividends of 0%.

As of December 31, 2025, stock options to purchase 999,106 shares of Common Stock were vested, the weighted average exercise price is $5.67, the aggregate intrinsic value was $3,266,537, and the weighted average remaining contractual term is 4.76 years. The stock options were issued in 2021, 2023, 2024 and 2025 and had a vesting term of four or five years with an expiry of seven years. eXoZymes stock-based compensation were $1,744,324 and $1,125,639 for the years ended December 31, 2025, and 2024. As of December 31, 2025, the unrecognized stock-based compensation is $2,730,530.

A summary of stock option activity during the years ended December 31, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding on December 31, 2024	1,747,789	4.66	6.13
Granted	295,817	12.17	7.00
Exercised	(11,561)	3.31	5.67
Expired	(20,776)	8.00	5.50

Stock options outstanding on December 31, 2025	2,011,269	$5.67	4.76

Stock options exercisable on December 31, 2024	545,043	$4.66	6.13
Stock options exercisable on December 31, 2025	999,106	$5.67	4.56

On March 28, 2022, and May 1, 2023, eXoZymes granted 241,718 and 100,820 restricted stock units (“RSUs”), respectively, at values of $2.44 and $3.32 per share. These RSUs were issued in lieu of cash bonuses. The RSUs vested upon the expiration of the lockup period following the Company’s initial public offering on November 11, 2025, or earlier upon a change of control of eXoZymes. Because vesting was contingent on events outside of the Company’s control, no compensation expense was recorded prior to vesting. Upon vesting, the Company began recording stock-based compensation related to these RSUs. The total unrecognized stock-based compensation associated with these RSUs was $589,792 and $334,722, respectively.

On July 30, 2025, eXoZymes granted 20,000 restricted stock units (“RSUs”) at a value of $9.48 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The RSUs vest monthly over a 12-month period. As of December 31, 2025, 10,677 RSUs had vested, representing $101,120 of stock-based compensation.

On November 10, 2025, eXoZymes extended the lock up period for current employees that had unvested RSU’s. The Lock Up Agreement extends the lock up period to April 1, 2026, as to all of the Common Shares (the “RSU Shares”), and thereafter one-twelfth (1/12) of the RSU shares will be permanently released from the provisions of the Lock Up Agreement on the first of each month, starting as of Thursday, April 1, 2026 and continuing until the last release date of March 1, 2027. The extension of the Lock Up Agreement was voluntary and of the 424,656 restricted stock units individuals holding 7,870 chose to exercise their Restricted Stock Units and converted to common stock on November 14, 2025.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding at December 31, 2024	424,656	$2.64	8.04
Granted	20,000	9.48	0.83
Exercised	(7,870)	2.81	6.70
Expired	-	-	-
Forfeited	-	-	-
Restricted stock units outstanding at December 31, 2025	436,786	$2.96	6.37

Unvested Restricted stock units, December 31, 2025	426,119	2.80	6.37
Vested Restricted stock units, December 31, 2025	10,667	9.48	6.58

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because warrants, RSU’s and options outstanding were anti-dilutive, for a total of 2,799,583 and 1,321,236 shares, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	Common shares	Common shares
Net loss	(9,158,734)	$(5,861,335)

Weighted average shares outstanding – basic and diluted	8,381,444	6,563,255

Net loss per share – basic and diluted	(1.09)	$(0.89)

The following financial instruments were not included in the diluted loss per share calculations as of December 31, 2025 and December 31, 2024 because their effect was anti-dilutive:

	December 31, 2025	December 31, 2024
Warrants to purchase common stock	351,528	351,537

Options	2,011,269	545,043

Restricted stock awards units	436,786	424,656

Total	2,799,583	1,321,236

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of December 31, 2025 and 2024, the Company was not subject to any pending or threatened legal claims or actions.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the years ended December 31, 2025 and 2024. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $151,092 and $111,336 was contributed to the 401 (k) plan for years ended on December 31, 2025 and 2024, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of December 31, 2025, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon the achievement of certain sales thresholds, as defined in the License Agreement. As of December 31, 2025 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of December 31, 2025.

●	A payment of $250,000 when a licensed product reaches $1,000,000 in cumulative net sales.
●	A payment of $350,000 when a second licensed product reaches $2,000,000 in cumulative net sales.

The Regents have the right terminate the License Agreement for breaches of the License Agreement by eXoZymes.

eXoZymes may terminate the License Agreement, in whole or in part as to a particular patent right, at any time by providing notice of termination to The Regents as defined in the License Agreement.

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to December 31, 2025, has aggregated $400,211. This includes payments for patent fees associated with the license and maintenance fees.

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

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees for the years ended December 31, 2025 and 2024, respectively, of $7,012 and $3,389.

9. Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, the Company continues to use: (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset; and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. The Company accounts for the lease and non-lease components as a single lease component.

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate commensurate with the lease term, based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases within terms of longer than twelve months. As of December 31, 2025 and 2024, the Company had two operating leases with no variable lease costs. The Company had no finance leases as of December 31, 2024 and one finance lease as of December 31, 2025.

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

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California. The expected occupancy of the additional space was May 1, 2023. The lease adds a term of 20 months to the current term for a total of 72 months for the current term. The additional space is for 72 months, both spaces will expire on April 30, 2028 without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648. The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

	December 31, 2025	December 31, 2024

Operating leases:
Right-of-use assets	$1,053,641	$1,331,577
Operating lease liabilities	$1,134,554	$1,386,832

Weighted average remaining lease term in years	3.58	4.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts included in the measurement of lease liabilities	$348,873	$339,576
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Finance leases:
Right-of-use assets	$108,682	$-
Finance lease liabilities	$108,682	$-

Weighted average remaining lease term in years	2.33
Weighted average discount rate	7.54%

Amortization of assets under finance lease	$27,709	$-
Interest	$6,252	$-

For the years ended December 31, 2025, and 2024, the Company recognized operating lease expenses of $374,531 in each period. Finance lease payments totaled $33,961 for the year ended December 31, 2025, with no finance lease payments made during the comparable period in 2024.

As of December 31, 2025, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Lease	Financial Lease

2026	358,428	50,941
2027	368,250	50,941
2028	378,576	16,980
2029	192,828	-
Total	$1,298,082	$118,862
Less effects of discounting	(163,528)	(10,180)
Total operating lease liabilities	$1,134,554	$108,682

10. Simple Agreement for Future Equity (SAFE)

On July 3, 2023, eXoZymes executed a simple agreement for future equity (SAFE) with MDB Capital Holdings LLC which provided funding of $785,000. On July 3, 2023, eXoZymes executed a simple agreement for future equity (SAFE) with Paul Opgenorth who provided funding of $15,000. Both agreements have identical terms.

On November 11, 2024, the Company gave instructions to issue an aggregate of 125,001 shares of Common Stock on the conversion of the simple agreements for future equity (SAFEs) issued on July 3, 2023, to MDB Capital Holdings LLC and Paul Opgenorth, which provided funding of $800,000. The SAFEs converted by their terms on the sale of the shares of Common Stock in the IPO.

11. Income Taxes

Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.

Income tax expense (benefit) consisted of the following:

	2025	2024
Current taxes:
Federal	$(105,205)	$-
State	-	-
Deferred taxes:
Federal		-
State	-	-
	$(105,205)	$-

Total cash taxes paid as of December 31, 2025 and 2024 were $0. For 2025, the reported amount reflects the receipt of a tax refund.

As of December 31, 2025, the Company’s taxable entities had approximately $17,545,871 of net operating loss carryforwards for federal income tax purposes which can be carried forward indefinitely. The company also had approximately $17,071,123 of net operating loss carryforwards for California tax purposes which can be carried forward for 20 years. However, for taxable years 2024 through 2026, California has suspended the net operating loss (NOL) deduction for corporations with income subject to California taxation of $1 million or more. Corporations may continue to compute and carry over NOLs during the suspension period, with the carryover period extended for each suspended year. A similar suspension was in place for taxable years 2020 and 2021 but was lifted for 2022.

Effective for the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively. The reconciliation of income tax expense computed at the U.S. federal statutory income tax rate of 21% to the recognized income tax expense for the year ended December 31, 2025, presented in accordance with the disclosure requirements of ASU 2023-09, as codified under ASC 740-10-50-12A, is as follows:

	Year Ended December 31,
	2025
U.S. federal statutory income tax rate	(1,950,074)	21.00%
State, net of federal tax benefit	(648,502)	6.98%
Nontaxable or nondeductible items
Stock options	325,060	-3.50%
Equity based award vestings	(1,618)	0.02%
Meals & entertainment	4,602	-0.05%
Other state adjustments	107,971	-1.16%
Changes in valuation allowances	2,057,356	-22.16%
Effective rate	(105,205)	1.13%

A reconciliation of the federal statutory tax rate to the effective tax rate for the year ended December 31, 2024 is as follows:

	Year Ended December 31,		Year Ended December 31,
	2024		2023
U.S. federal statutory income tax rate	(1,230,880)	21.00%	(419,185)	21.00%
State, net of federal tax benefit	(409,332)	6.98%	(118,270)	5.93%
Permanent differences	235,127	-4.01%	8,069	-0.40%
Return-to-provision adjustments	(236)	0.00%	(155,781)	7.80%
Other	264,819	-4.52%	(59,308)	2.97%
Valuation allowance	1,140,502	-19.46%	786,743	-39.41%
Income tax expense	-	0.00%	42,267	-2.12%

Deferred Tax Assets and Liabilities

Significant components of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Start-up expenditures	13,313	14,792
Sec 174 - Research & development costs	0	1,538,557
Charitable Contribution	5,119	-
Lease liability	347,902	388,085
Investment Securities	43,437	43,437
Warrants	67,366	67,366
Bonus expense	198,344	188,820
Net operating loss carryforwards	4,876,812	1,306,652
Valuation allowance	(5,123,316)	(3,065,959)
Total deferred tax assets	428,977	481,750
Deferred tax liabilities:
Right-of-use asset	(325,260)	(372,623)
Property and equipment principally due to differences in depreciation	(103,717)	(109,127)
Total deferred tax liabilities	(428,977)	(481,750)
Net deferred tax assets/(liabilities)	-	-

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets	428,977	481,750
Deferred tax liabilities	(428,977)	(481,750)
Other noncurrent assets/(liabilities)	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2025, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $5,123,316 were recorded for tax carryforwards and attributes to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2025 and December 31, 2024. The tax years 2022 – 2025 remain open to examination for federal income tax purposes.

12. Subsequent Events

The Company has evaluated subsequent events through March 30, 2026, the date on which these consolidated financial statements were issued.

Subsequent to December 31, 2025, equity holders exercised cashless 89,742 stock options resulting in the issuance of 62,309 shares of common stock. The Company received aggregate cash proceeds of approximately $4.00 related to these cashless exercises. Additionally, 10,002 restricted stock units were settled and converted into shares of common stock.

On January 14, 2026, the eXoZymes board approved an issuance of stock options to purchase 146,437 shares of common stock and were granted at an exercise price of $9.49 per share, which was equal to the fair value of the common stock on the date of grant and are exercisable for a period of 7 years. The stock options vest ratably over a period of 4 years. The inputs used to determine the fair value was Common Stock price of $9.49, option exercise price of $9.49, expected life in years of 4 years, with a contract life of 7 years, risk-free rate of 3.72%, expected annual volatility of 83.40%, and annual rate of dividends of $0.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Financial statements

Reference is made to the index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

b. Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the financial statements.

Item 16. Form 10-K Summary

The Company has elected not to provide the summary of information under this item.

52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in Monrovia, California, on its behalf by the undersigned, thereunto duly authorized.

EXOZYMES INC.
(the “Registrant”)

Dated: March 30, 2026	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ Fouad Nawaz
Fouad Nawaz
Vice President, Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2026	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ Fouad Nawaz
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: March 30, 2026	By:	/s/ Christopher A. Marlett
Christopher A. Marlett, Chairman of the Board and Director

Dated: March 30, 2026	By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Director

Dated: March 30, 2026	By:	/s/ James U. Bowie
James U. Bowie, Director

Dated: March 30, 2026	By:	/s/ James J. Lalonde
James J. Lalonde, Director

Dated: March 30, 2026	By:	/s/ Lon E. Bell
Lon E. Bell, Director

Dated: March 30, 2026	By:	/s/ Edgardo Rayo
Edgardo Rayo, Director

53

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Underwriting Agreement between the Registrant and MDB Capital (Public Ventures, LLC) (incorporated herein by reference to Exhibit 1.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.1	Articles of Incorporation of the Registrant, filed April 17, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.2	By-laws of the Registrant, February 1, 2024 (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.3

Amendment to Articles of Incorporation – Certificate of Correction filed April 30, 2019 (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.4	Amendment to Articles of Incorporation increasing the authorized capital, filed July 1, 2024 (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.5	Amendment to Articles of Incorporation, effecting reverse split, filed October 3, 2024 (incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

3.6	Amendment to Articles of Incorporation, effecting a name change, filed February 10, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 11, 2025.

4.1	Form of Underwriters Warrant, issued November 11, 2024 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987.

4.3	Description of Capital Stock (incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on March 31, 2025).

10.1+	Form of Indemnification Agreement by and between the registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.2+	2020 Equity Incentive Award Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.3	License Agreement with The Regents of the University of California (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.4+	Employment Agreement by and between the registrant and Michael Heltzen (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.5+	Form of lock up agreement for the benefit of IPO underwriter (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

10.6+	2025 Equity Incentive Award Plan (incorporated herein by reference from Schedule A of the Proxy Statement for the 2025 Annual Meeting of the Registrant, filed with the SEC on June 20, 2025).

10.7+*	Form of Executive Employment Agreement

54

14.1	Code of Business Code and Ethics (incorporated herein by reference to Exhibit 14.1 to the Registration Statement on Form S-1, Registration Statement No. 333-276987).

19.1	Insider Trading Policy, 2024 (incorporated herein by reference to Exhibit 19.1 to the Form 10-K Report for the Fiscal Year Ended December 31, 2024.)

21.1*	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Form 10-K Report for the Fiscal Year Ended December 31, 2024.)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Clawback Policy 2024 (incorporated herein by reference to Exhibit 99.1 to the Form 10-K Report for the Fiscal Year Ended December 31, 2024.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

55