Form 10-Q
period 2026-03-31
EXOZYMES INC.
filed 2026-05-14
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, the number of outstanding shares of Common Stock was 8,478,992.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,444,562	$3,039,343
Grants receivable	302,863	517,359
Prepaid expenses and other current assets	342,545	382,886
Total current assets	2,089,970	3,939,588
Property and equipment, net	747,858	764,401
Operating lease right-of-use asset, net	981,092	1,053,641
Finance lease right-of-use asset, net	94,716	108,682
Tax receivable	105,205	105,205
Total assets	$4,018,841	$5,971,517

LIABILITIES AND EQUITY
Accounts payable	$1,234,080	$1,235,337
Due to affiliates	13,406	5,330
Operating lease liabilities – Current	289,804	281,979
Finance lease liabilities – Current	45,095	44,255
Total current Liabilities	1,582,385	1,566,901
Deferred grant reimbursement	78,373	90,365
Operating lease liabilities - Long term	777,150	852,575
Finance lease liabilities - Long term	52,833	64,427
Total liabilities	$2,490,741	$2,574,268
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on March 31, 2026, and December 31, 2025, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 8,478,992 and 8,406,681 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	8	8
Additional Paid-in-capital	25,003,031	24,501,933
Accumulated deficit	(23,474,939)	(21,104,692)
Total equity	1,528,100	3,397,249
Total liabilities and equity	$4,018,841	$5,971,517

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2026	2025
Total operating income	$-	$-

Operating costs:
General and administrative costs:
Compensation	830,724	613,924
Professional fees	277,679	532,235
Information technology	10,305	25,317
General and administrative-other	147,258	204,236
Total general and administrative costs	1,265,966	1,375,712
Research and development costs	1,121,008	575,016
Total operating costs	2,386,974	1,950,728
Net operating loss	(2,386,974)	(1,950,728)
Other income/(expense):
Interest income/ (expense), net	13,716	94,307
Other income/(expense)	3,011	-
Loss before income taxes	(2,370,247)	(1,856,421)
Income tax expense	-	-
Net loss	$(2,370,247)	$(1,856,421)

Net loss per common share – basic and diluted	$(0.28)	$(0.22)
Weighted average of common shares outstanding – basic and diluted	8,458,847	8,367,810

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	8,406,681	$8	$24,501,933	$(21,104,692)	$3,397,249
Stock based compensation	-	-	501,098	-	501,098
Issuance of common stock due to vesting of RSU	10,002	-	-	-	-
Issuance of Common stock for exercise of options	62,309	-	-	-	-
Net loss	-	-	-	(2,370,247)	(2,370,247)
Balance, March 31, 2026	8,478,992	$8	$25,003,031	$(23,474,939)	$1,528,100

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	$8	$22,366,725	$(11,945,958)	$10,420,775
Stock based compensation	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	$8	$22,684,002	$(13,802,379)	$8,881,631

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,370,247)	(1,856,421)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(11,992)	(13,455)
Depreciation of property and equipment	74,147	70,503
Non-cash lease expense	20,897	7,314
Stock-based compensation	501,098	317,277
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	214,496	142,122
Prepaid expenses and other current assets	40,341	51,580
Increase (decrease) in -
Accounts payable and accrued expenses	(1,257)	147,547
Due to related party	8,076	-
Net cash (used in) operating activities	$(1,524,441)	(1,133,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,604)	(31,046)
Net cash (used in) investing activities	$(57,604)	(31,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note	-	(43,254)
Payments on finance lease obligations	(12,736)	-
Net cash (used in) financing activities	$(12,736)	(43,254)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	(1,594,781)	(1,207,833)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,039,343	9,719,310

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,444,562	8,511,477
Supplemental disclosures of cash flow information:
Interest Expense	1,981	-

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2026 and 2025

1. Organization and Description of Business

eXoZymes Inc., formerly known as Invizyne Technologies Inc., was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc., formerly known as Invizyne Technologies Inc., was formed in California in 2014, together (“eXoZymes”) eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 46.4% minority interest as of March 31, 2026.

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

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $2,370,247 and $1,856,421 during the three months ended March 31, 2026 and 2025, respectively, and used cash for operations of $(1,524,441) and $(1,133,533) for the three months ended March 31, 2026 and 2025, respectively. Although the Company believes it has sufficient working capital for the near term, management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these interim financial statements do not include all disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and its results of operations, cash flows, and changes in stockholders’ equity for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These condensed unaudited consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, accruals for potential liabilities, accounting for research grants and stock-based compensation.

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

Concentration of Risk

The Department of Energy has contributed 83.2% and the NIH has contributed 16.8% of all grant reimbursements for the three months ended March 31, 2026. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company did not experience any credit risk losses during the three months ended March 31, 2026 and 2025.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. The Company may periodically have cash balances in financial institutions more than the FDIC insurance limits of $250,000. On March 31, 2026, the Company had approximately $823,448 of cash and unrestricted cash in financial institutions exceeding FDIC insured limits. The Company did not experience any credit risk losses during the three months ended March 31, 2026, and the year ended December 31, 2025.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	1,271,430	-	-	1,271,430

Total fair value	1,271,430	-	-	1,271,430

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	2,917,721	-	-	2,917,721

Total fair value	2,917,721	-	-	2,917,721

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2026, and December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of March 31, 2026, and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Laboratory equipment	$1,455,543	$1,397,939
Furniture and fixtures	54,338	54,338
Leasehold improvements	328,786	328,786
Total property and equipment	1,838,667	1,781,063
Less: Accumulated depreciation	(1,090,809)	(1,016,662)
Property and equipment, net	$747,858	$764,401

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the three months ended March 31, 2026, and 2025, and respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on March 31, 2026, and 2025, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the three months ended March 31, 2026, and 2025, is presented below:

	Three Months ended March 31,
	2026	2025
Balance at beginning of period	$517,359	$737,282
Grant costs expensed	337,196	571,822
Grant fees	3,724	3,959
Grant funds received	(555,416)	(717,903)
Balance at end of period	$302,863	$595,160

eXoZymes has received three grants provided by the National Institutes of Health, the Department of Defense and the National Institutes of Health through June 30, 2028. The first grant was awarded on May 15, 2024, and the latest of these grants was set to expire on June 30, 2028, however grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses.

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

Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the three months ended March 31, 2026, and 2025, respectively, grants amounting to $337,196 and $571,822 were offset against the research and development costs. Grant drawdowns, which includes grants costs expensed, grants for equipment purchased, and grant fees, for the three months ended March 31, 2026, and 2025, respectively, totaled $340,920 and $575,781.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the three months ended March 31, 2026, and 2025, research and development costs prior to offset of the grants amounted to $1,461,928 and $1,150,797 respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $65,027 and $82,248 for the three months ended March 31, 2026, and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

The Company had outstanding payables to MDB Capital Holdings, LLC of $13,406 and $5,330 as of March 31, 2026, and December 31, 2025, respectively. These payables are non-interest bearing and will be settled in accordance with standard payment terms.

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

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 2,052,931 shares of eXoZymes’s Common Stock for $5,000,000 at $2.44 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 205,293 shares of eXoZymes Common Stock. Through March 31, 2026, and December 31, 2025, respectively, 205,293 and 205,293 of Funding Warrants have vested. Total value of the warrants as March 31, 2026, and December 31, 2025, was $320,790.

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

The warrants outstanding, issued, exercised, and expired, along with their respective exercise prices and expiration dates, as of December 31, 2025, and for the three months ended March 31, 2026, are presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2025	351,528	4.75	Various (2029)
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at 3/31/2026	351,528	$4.75 (weighted avg)	Various (2029)

4. Stock-Based Compensation

eXoZymes’ 2020 Equity Incentive Plan (the “2020 Plan”), which was approved by the eXoZymes shareholders, permits grants to its officers, directors, and employees for up to 938,832 shares of eXoZymes’ Common Stock. On May 1, 2023, the board and shareholders approved an increase of 1,558,175 shares under the plan. The 2020 Plan authorizes the issuance of stock options, shares of restricted stock, and restricted stock units, among other forms of equity-based awards. On July 25, 2025, the Company’s shareholders approved, by a majority, the “2025 equity incentive plan”. The new plan allows for an additional 1,250,000 shares to be added to the equity incentive pool.

The Company measures the fair value of stock option awards using the Black-Scholes model, which requires the use of certain subjective assumptions, including expected term, expected volatility, and risk-free interest rate. These inputs are based on historical data and market conditions at the time of grant. The assumptions used for stock option grants during the periods presented are summarized in the table below:

Grant Date	Shares Granted	Exercise Price ($)	Vesting Term	Expected Life (Years)	Risk-Free Rate	Expected Volatility
07/01/25	235,817	12.40	4 years	4	3.99%	88.47%
07/30/25	20,000	9.48	12 months	1	3.87%	88.08%
10/30/25	40,000	12.65	4 years	4	3.71%	87.12%
01/14/26	146,437	9.49	4 years	4	3.72%	83.40%

Note: Contractual term (7 years), dividend yield ($0), and valuation methodology were identical for all grants and therefore are not included in the table.

On November 15, 2025, an option holder exercised 15,000 vested stock options through a cashless exercise at an exercise price of $3.31 per share. A total of 3,439 shares were withheld to cover the exercise consideration, resulting in the issuance of 11,561 shares. No unvested options remained following this transaction.

During the three months ended March 31, 2026, option holders exercised a total of 89,742 vested stock options through cashless exercises. Of this amount, 81,951 options were exercised at an exercise price of $3.31 per share, and 7,791 options were exercised at an exercise price of $2.44 per share. In connection with these exercises, a total of 27,433 shares were withheld to cover the exercise consideration, resulting in the issuance of 62,309 shares. All options exercised during the period were fully vested, and no unvested options remained following these transactions.

As of March 31, 2026, stock options to purchase 971,797 shares of Common Stock were vested, the weighted average exercise price is $5.93, the aggregate intrinsic value is $2,351,078 and the weighted average remaining contractual term is 4.68 years. The stock options were issued in 2021, 2023 and 2024 and had a vesting term of five years with an expiry of seven years. eXoZymes stock-based compensation were $501,101 and $317,277 for the three months ended March 31, 2026, and 2025. As of March 31, 2026, the unrecognized stock-based compensation is $5,119,985.

A summary of stock option activity during the three months ended March 31, 2026, and December 31, 2025, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding on December 31, 2025	2,011,269	$5.67	4.76
Granted	146,437	9.49	7.00
Exercised	(89,742)	3.25	5.18
Expired	-	-	-
Forfeited / Cancelled	(197,349)	3.83	5.37

Stock options outstanding on March 31, 2026	1,870,615	$6.25	4.59

Stock options exercisable on March 31, 2025	1,747,789	$4.57	5.54
Stock options exercisable on March 31, 2026	1,870,615	$6.25	4.59

On July 19, 2021, eXoZymes granted 81,118 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2020 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The lockup period was extended on November 10, 2025. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $164,236.

On March 28, 2022, eXoZymes granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period on November 11, 2025, or upon the change of control of eXoZymes. The lockup period was extended on November 10, 2025. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $588,709.

On May 1, 2023, eXoZymes granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. As these RSUs do not vest until the expiration of any lock up, or upon the change of control of the Company by eXoZymes, which is outside of the control of the Company, no compensation expense related to these RSUs has been recorded. These RSUs fully vest upon the expiration of any lockup period, on November 11, 2025, or upon the change of control of eXoZymes. The lockup period was extended on November 10, 2025. The Company will record stock-based compensation for these RSUs when the RSUs begin to vest, and the unrecognized stock-based compensation is $334,711.

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

On March 18, 2026, the Company issued 10,002 shares of its common stock to an individual upon the vesting and settlement of previously granted Restricted Stock Units (“RSUs”), in accordance with the terms of the Company’s equity incentive plan. The shares were issued on a one-for-one basis for each vested RSU and were issued on a gross basis.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding on December 31, 2025	436,786	$2.96	6.37
Granted	-	-	-
Exercised	(10,002)	9.48	6.33
Forfeited	-	-	-
Restricted stock units outstanding on March 31, 2026	426,784	$2.81	6.12

Restricted stock units on March 31, 2025	424,656	$2.64	7.37
Restricted stock units on March 31, 2026	426,784	$2.81	6.12

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

Loss per common share is calculated by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Basic and diluted net loss per common share are the same for all periods presented because the effect of warrants, stock options, and restricted stock units was anti-dilutive. Potentially dilutive securities excluded from the computation totaled 2,648,927 and 2,523,982 shares for the three months ended March 31, 2026, and 2025, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the three months ended March 31, 2026 and 2025:

	March 31, 2026 Common shares	March 31, 2025 Common shares
Net loss	$(2,370,247)	$(1,856,421)

Weighted average shares outstanding – basic and diluted	8,458,847	8,367,810

Net loss per share – basic and diluted	$(0.28)	$(0.22)

The following financial instruments were not included in the diluted loss per share calculations as of the three months ended March 31, 2026, and 2025 because their effect was anti-dilutive:

	March 31, 2026	March 31, 2025
Warrants to purchase common stock	351,528	351,537

Options	1,870,615	1,747,789

Restricted stock awards units	426,784	424,656

Total	2,648,927	2,523,982

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of March 31, 2026, and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. As of March 31, 2026, the Company continues to monitor changes in tariffs and indirect trade restraints and the effects of the Persian Gulf conflict, and it does not believe they will have a significant impact on its business activities currently or in the near future.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the three months ended March 31, 2026, and 2025. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $36,323 and $43,508 were contributed to the 401(k) plan for the three months ended March 31, 2026 and 2025, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of March 31, 2026, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of March 31, 2026 the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of March 31, 2026.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to March 31, 2026, have aggregated $408,338. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees of $1,250 and $3,263 for the three months ended March 31, 2026, and 2025, respectively.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and one finance lease as of March 31, 2026.

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

	March 31, 2026	December 31, 2025

Operating leases:
Right-of-use assets	$981,092	$1,053,641
Operating lease liabilities	$1,066,954	$1,134,554

Weighted average remaining lease term in years	3.33	3.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts included in the measurement of lease liabilities	$88,683	$348,873
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Finance leases:
Right-of-use assets	$94,716	$108,682
Finance lease liabilities	$97,928	$108,682

Weighted average remaining lease term in years	2.09	2.33
Weighted average discount rate	7.54%	7.54%

Amortization of assets under finance lease	$13,966	$27,709
Interest	$1,981	$6,252

For the three months ended March 31, 2026, and 2025, the Company recognized operating lease expenses of $93,633 in each period. Finance lease payments totaled $12,736 for the three months ended March 31, 2026, with no finance lease payments made during the comparable period in 2025.

As of March 31, 2026, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Lease	Financial Lease

2026	$269,745	$38,206
2027	368,250	50,941
2028	378,576	16,980
2029	192,828	0
Total	$1,209,399	$106,127
Less effects of discounting	(142,445)	(8,199)
Total lease liabilities	$1,066,954	$97,928

10. Income Taxes

eXoZymes Inc. is a corporation for U.S. federal income tax purposes, incorporated in the State of Nevada. The Company wholly owns eXoZymes (CA) Inc., a corporation for U.S. federal income tax purposes incorporated in the State of California, and NCTx LLC, a limited liability company organized in the State of Delaware.

The Company recognized income-tax expense of $0 for both the three months ended March 31, 2026, and 2025, respectively. The effective tax rates for the three months ended March 31, 2026, and 2025, were 0% and 0%, respectively. The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 28% and, and the difference between the Company’s effective tax rate and the statutory tax rate was primarily due to the full valuation allowance recorded against the Company’s U.S. deferred-tax assets.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At the end of 2024, the Company’s corporate earnings were in a cumulative loss position. Based on the cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of the three months ended March 31, 2026, and December 31, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

11. Subsequent Events

The Company has evaluated subsequent events through May 14, 2026, the date on which these financial statements were issued.

On April 10, 2026, Public Venture, LLC, a subsidiary of the Company’s largest shareholder, MDB Capital Holdings, LLC announced that it plans to serve as an underwriter for a proposed public offering of approximately $15 million of the Company’s Common Stock. On April 9, 2026, the Company filed a preliminary prospectus supplement in connection with the proposed offering. The proposed offering is expected to support the Company’s ongoing product development and commercialization activities. The Company has not yet entered into a definitive underwriting agreement for this transaction, and the timing, terms, and completion of the proposed offering remain subject to market conditions and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

eXoZymes is a biotechnology, pre-revenue, development stage company. Management believes that eXoZymes’s technology is a differentiated and unique synthetic biology platform. Management believes the platform will enable scalable production of chemical molecules found in nature in a process that is alternative to and more environmentally friendly and sustainable than the typical methods used today, such as chemical synthesis, natural extraction, and synthetic biology. eXoZymes believes its technology could significantly change biomanufacturing through leveraging cell-free, multi-step enzyme-based systems that will be able to transform natural or renewable resources into sought after chemicals. The objective with the eXoZymes synthetic biology platform, as it is developed over time, for a diverse range of select chemicals will enable the production of pharmaceuticals, fuels, materials, food additives, and novel compounds.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company has one reportable segment for eXoZymes as a whole. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separate reportable segments.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for the Three months Ended March 31, 2026 and 2025

	Three Months ended March 31,
	2026	2025	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	830,724	613,924	216,800	35.3%
Professional fees	277,679	532,235	(254,556)	-47.8%
Information technology	10,305	25,317	(15,012)	-59.3%
General and administrative-other	147,258	204,236	(56,978)	-27.9%
Total general and administrative costs	1,265,966	1,375,712	(109,746)	-8.0%
Research and development costs	1,121,008	575,016	545,992	95.0%
Total operating costs	2,386,974	1,950,728	436,246	22.4%
Net operating loss	(2,386,974)	(1,950,728)	(436,246)	22.4%
Other income/(expense):
Interest income/ (expense), net	13,716	94,307	(80,591)	-85.5%
Other income/(expense)	3,011	-	3,011	100.0%
Loss before income taxes	(2,370,247)	(1,856,421)	(513,826)	27.7%
Income tax expense	-	-	-	0.0%
Net loss	$(2,370,247)	$(1,856,421)	(513,826)	27.7%

General and Administrative Costs.

For three months ended March 31, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the three months ended March 31, 2026, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The decrease in professional fees over the prior period were mainly due to lower consulting expenses related to business operations, as well as lower legal and financial audits expenses.
●	Information Technology Costs: The decrease in IT expenses during the three months ended March 31, 2026, were associated with lower technology initiatives in the period.
●	Other General and Administrative Costs: The decrease for the three months ended March 31, 2026, was primarily due to lower investor relations expenses compared to the prior-year period

Research and Development Costs.

For the three months ended March 31, 2026, research and development costs increased by $545,992 compared to the same period in 2025, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025	$ Change	% Change
ASSETS
Cash and cash equivalents	$1,444,562	$3,039,343	(1,594,781)	-52.5%
Grants receivable	302,863	517,359	(214,496)	-41.5%
Prepaid expenses and other current assets	342,545	382,886	(40,341)	-10.5%
Total current assets	2,089,970	3,939,588	(1,849,618)	-46.9%
Property and equipment, net	747,858	764,401	(16,543)	-2.2%
Operating lease right-of-use asset, net	981,092	1,053,641	(72,549)	-6.9%
Finance lease right-of-use asset, net	94,716	108,682	(13,966)	-12.9%
Tax receivable	105,205	105,205	-	0.0%
Total assets	$4,018,841	$5,971,517	(1,952,676)	-32.7%

LIABILITIES AND EQUITY
Accounts payable	$1,234,080	$1,235,337	(1,257)	-0.1%
Due to affiliates	13,406	5,330	8,076	151.5%
Operating lease liabilities – Current	289,804	281,979	7,825	2.8%
Finance lease liabilities – Current	45,095	44,255	840	1.9%
Total current Liabilities	1,582,385	1,566,901	15,484	1.0%
Deferred grant reimbursement	78,373	90,365	(11,992)	-13.3%
Operating lease liabilities - Long term	777,150	852,575	(75,425)	-8.8%
Finance lease liabilities - Long term	52,833	64,427	(11,594)	-18.0%
Total liabilities	$2,490,741	$2,574,268	(83,527)	-3.2%
Stockholders’ Equity:
Preferred stock	-	-	-	0.0%
Common shares	8	8	-	0.0%
Additional Paid-in-capital	25,003,031	24,501,933	501,098	2.0%
Accumulated deficit	(23,474,939)	(21,104,692)	(2,370,247)	11.2%
Total equity	1,528,100	3,397,249	(1,869,148)	-55.0%
Total liabilities and equity	$4,018,841	$5,971,517	(1,952,676)	-32.7%

Financial Condition:

The decrease in assets was due to changes in several asset classes, but primarily in cash and cash equivalents. The decrease in grants receivable was driven by completion of certain grants and timing of grant drawdowns. The decrease in prepaid expenses was due to ongoing amortization of prepaids to expenses. The decrease in property and equipment was due to the ongoing accumulated depreciation of fixed assets. The decrease in operating lease right-of-use assets resulted from the usage and payments of office space during the period. The decrease in finance lease right-of-use assets resulted from the periodic amortization of the asset and the lease payments made during the period

Total liabilities decreased for the three months ended March 31, 2026, primarily due to lower long-term operating lease liabilities and a reduction in finance lease liabilities as scheduled lease payments reduced outstanding balances. The decrease was partially offset by higher amounts due to affiliates.

The equity decrease was due to losses generated by operations.

Liquidity and Capital Resources – March 31, 2026, and 2025

The Company’s consolidated statements of cash flows as discussed herein are presented below:

	Three Months ended March 31,
	2026	2025
Net cash (used in) operating activities	$(1,524,441)	(1,133,533)
Net cash (used in) investing activities	(57,604)	(31,046)
Net cash (used in) by financing activities	(12,736)	(43,254)
Net increase (decrease) in cash and cash equivalents	$(1,594,781)	(1,207,833)

On March 3, 2026, the Company had working capital of $507,586, as compared to working capital of $2,372,687 on December 31, 2025, reflecting a decrease in working capital of $1,865,101. This decrease in working capital was the result of usage of cash and cash equivalents to fund operations. On March 31, 2026, the Company had cash of $1,444,562 available to fund its operations.

On November 11, 2024, the Company signed a firm commitment underwriting agreement for its IPO, in which it sold an aggregate of 1,987,666 shares of Common Stock, including 112,666 shares pursuant to the underwriter overallotment option, for gross proceeds of $15,901,328, and net proceeds of approximately $15,206,543. The Company used approximately $4,243,022 to repay loans from MDB Capital Holdings, LLC shortly after the closing of the IPO. The balance of the proceeds as of March 31, 2026, will continue to be used, throughout 2026, in the expansion of its production capabilities, staffing, R&D, and other working capital requirements.

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

In March 2025, the Company received an additional grant in the amount of $283,805 from the National Institute of Health (NIH) BioClick. The BioClick grant focuses on a cell-free high-throughput platform for engineering of enzymatic group transfer reactions. The Company intends to pursue additional grants from time to time, which if granted to the Company will further improve its working capital position.

As of March 31, 2026, the Company had working capital of approximately $507,586. Given its current operating cash burn, the Company’s existing working capital is not sufficient to fund operations for a full twelve-month period, determined as of March 31, 2026. In addition to the proposed public offering of common stock, the Company also will continue to pursue non-dilutive funding opportunities, including grants, and may seek institutional or bank financing, and the sale or licensing of intellectual property. The Company does not have any committed sources of additional financing, and there is no assurance that such funding will be available on commercially reasonable terms, if at all. The Company’s ability to continue its operations and meet its long-term obligations will depend on securing additional financial resources or ultimately achieving profitable operations.

Operating Activities.

For the three months ended March 31, 2026, operating activities utilized cash of $1,524,441, which was driven by an increased research and development activity, as well as increased general and administrative costs.

For the three months ended March 31, 2025, operating activities utilized cash of $1,133,533. This was primarily driven by increased research and development activity, as well as higher general and administrative expenses, which resulted in a deficit for the period. However, this deficit was offset by cash received from related parties.

Investing Activities.

For the three months ended March 31, 2026, and 2025, investing activities primarily consisted of the purchase of laboratory equipment.

Financing Activities.

For the three months ended March 31, 2026, the Company made cash payments of $12,736 related to its finance lease obligations.

For the three months ended March 31, 2025, the Company made cash payments of $43,254 related to a note payable to a related party.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of March 31, 2026, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of March 31, 2025, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

Summary of Business Activities and Plans

In January 2026, eXoZymes established a shelf registration (Form S-3) to offer up to $50.0 million of securities including common stock, preferred stock, debt, warrants, subscription rights or units, in one or more future offerings.

Under the shelf registration statement, in April 2026 the Company filed a preliminary prospectus supplement to sell shares of common stock in a proposed firm commitment public offering. This offering will) be underwritten by one or more underwriters, one of which will be Public Ventures, LLC (d/b/a MDB Capital.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. The Company continues to monitor changes in tariffs and indirect trade restraints and the results of the conflict in the Persian Gulf. The Company does not currently expect that supply chain issues will have a significant impact on its business activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of March 31, 2026, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and VP of Finance, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure of controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These actions and policies may adversely affect the ability of the Company and our subsidiaries to fund their operations, affect our ability to develop products and work with partner companies and generally carry on our respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers, hinder our ability to obtain funding from the government through grants and from investors, and have a material adverse effect on our overall business, financial condition and results of operations.

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

EXOZYMES INC.
(the “Registrant”)

Dated: May 14, 2026	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Fouad Nawaz
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

