Form 10-Q
period 2026-06-30
EXOZYMES INC.
filed 2026-08-13
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 13, 2026, the number of outstanding shares of Common Stock was 9,281,359.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$5,652,696	$3,039,343
Grants receivable	201,256	517,359
Due from affiliates	18,616	-
Prepaid expenses and other current assets	296,227	382,886
Total current assets	6,168,795	3,939,588
Property and equipment, net	670,908	764,401
Operating lease right-of-use asset, net	954,097	1,053,641
Finance lease right-of-use asset, net	83,350	108,682
Tax Receivable	105,205	105,205
Total assets	$7,982,355	$5,971,517

LIABILITIES AND EQUITY
Accounts payable	$1,274,226	$1,235,337
Due to affiliates	-	5,330
Operating lease liabilities – Current	297,778	281,979
Finance lease liabilities – Current	45,950	44,255
Total current Liabilities	1,617,954	1,566,901
Deferred grant reimbursement	66,382	90,365
Warrant Liability	1,902,612	-
Operating lease liabilities - Long term	700,287	852,575
Finance lease liabilities - Long term	41,020	64,427
Total liabilities	$4,328,255	$2,574,268
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on June 30, 2026, and December 31, 2025, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 9,281,359 and 8,406,681 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	9	8
Additional Paid-in-capital	30,007,644	24,501,933
Accumulated deficit	(26,353,553)	(21,104,692)
Total equity	3,654,100	3,397,249
Total liabilities and equity	$7,982,355	$5,971,517

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Total operating income	$-	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	1,127,667	1,068,838	1,958,391	1,682,762
Professional fees	214,884	368,932	492,563	901,167
Information technology	11,759	41,835	22,064	67,152
General and administrative-other	161,422	265,449	308,680	469,689
Total general and administrative costs	1,515,732	1,745,054	2,781,698	3,120,770
Research and development costs	1,438,158	802,991	2,559,166	1,378,003
Total operating costs	2,953,890	2,548,045	5,340,864	4,498,773
Net operating loss	(2,953,890)	(2,548,045)	(5,340,864)	(4,498,773)
Other income/(expense):
Interest income, net	1,840	76,557	15,556	170,864
Offering costs	(201,784)	-	(201,784)	-
Change in fair value of derivative instruments	172,859	-	172,859	-
Other income	102,362	111,202	105,373	111,202
Loss before income taxes	(2,878,614)	(2,360,286)	(5,248,861)	(4,216,707)
Income tax expense	-	-	-	-
Net loss	$(2,878,614)	$(2,360,286)	$(5,248,861)	$(4,216,707)

Net loss per common share – basic and diluted	$(0.33)	$(0.28)	$(0.61)	$(0.50)
Weighted average of common shares outstanding – basic and diluted	8,660,246	8,377,265	8,563,419	8,372,564

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three and Six Months Ended June 30, 2026

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	8,406,681	8	24,501,933	(21,104,692)	3,397,249
Stock based compensation	-	-	501,098	-	501,098
Issuance of common stock due to vesting of RSU	10,002	-	-	-	-
Issuance of Common stock for exercise of options	62,309	-	-	-	-
Net loss	-	-	-	(2,370,247)	(2,370,247)
Balance, March 31, 2026	8,478,992	8	25,003,031	(23,474,939)	1,528,100
Issuance of common stock in public offering	661,150	1	3,390,165	-	3,390,166
Issuance of common stock in registered direct offering	71,110	-	395,509	-	395,509
Issuance of common stock for compensation	30,557		257,872		257,872
Issuance of common stock for exercise of options	291	-	-	-	-
Issuance of common stock due to vesting of RSU	39,259	-	-	-	-
Stock-based compensation	-	-	961,067	-	961,067
Net loss	-	-	-	(2,878,614)	(2,878,614)
Balance, June 30, 2026	9,281,359	9	30,007,644	(26,353,553)	3,654,100

Three and Six Months Ended June 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	8	22,366,725	(11,945,958)	10,420,775
Stock-based compensation	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	8	22,684,002	(13,802,379)	8,881,631
Stock options	-	-	323,479	-	323,479
Issuance of common stock for compensation	19,440	0	243,778	-	243,778
Related Party Debt Forgiveness	-	-	147,103	-	147,103
Net loss	-	-	-	(2,360,286)	(2,360,286)
Balance, June 30, 2025	8,387,250	8	23,398,362	(16,162,665)	7,235,705

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,248,861)	(4,216,707)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(23,983)	(27,158)
Depreciation of property and equipment	151,096	142,759
Change in fair value of derivative instruments	(172,859)	-
Non-cash lease expense	(7,854)	14,629
Stock-based compensation	1,720,037	884,531
Changes in operating assets and liabilities:
(Increase) decrease in -
Grants receivable	316,103	479,875
Due from related party	(18,616)	-
Prepaid expenses and other current assets	86,659	76,371
Increase (decrease) in -
Accounts payable and accrued expenses	38,889	6,377
Due to related party	(5,330)	(32,209)
Net cash (used in) operating activities	$(3,164,719)	(2,671,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	-	19,699
Purchases of property and equipment	(57,603)	(81,619)
Net cash provided by (used in) investing activities	$(57,603)	(61,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	5,861,147	-
Payments on finance lease obligations	(25,472)	-
Net cash provided by financing activities	$5,835,675	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	2,613,353	(2,733,452)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,039,343	9,719,310

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,652,696	6,985,858
Supplemental disclosures of cash flow information:
Interest Expense	3,759	1,693
Non-cash investing and financing activities:
Forgiveness of debt	-	147,103

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

1. Organization and Description of Business

eXoZymes Inc., formerly known as Invizyne Technologies Inc., was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc., formerly known as Invizyne Technologies Inc., was formed in California in 2014, together (“eXoZymes”) eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 46.4% minority interest as of June 30, 2026.

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

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $5,248,861 and $4,216,707 during the six months ended June 30, 2026 and 2025, respectively, and used cash for operations of $(3,164,719) and $(2,671,532) for the six months ended June 30, 2026 and 2025, respectively. Although the Company believes it has sufficient working capital for the near term, management believes that there remains substantial doubt about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these interim financial statements do not include all disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and its results of operations, cash flows, and changes in stockholders’ equity for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These condensed unaudited consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC.

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

Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

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

Concentration of Risk

The Department of Energy has contributed 37.6%, National Science Foundation has contributed 48.2% and the National Institute of Health has contributed 14.2% of all grant reimbursements for the six months ended June 30, 2026. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

Revenue Recognition

The Company expects to generate revenues primarily from its strategic alliances. The strategic alliances with strategic collaborators typically contain multiple elements, including research and other licenses, research and development services, obligations to develop and manufacture pre-commercial and commercial material, and options to obtain additional research and development services. Such arrangements provide for various types of payments to us, including upfront fees, and funding of research and development services. Such payments are often not commensurate with the timing of revenue recognition and therefore result in deferral of revenue recognition.

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

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively.

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. On June 30, 2026, the Company had approximately $5,049,222 of cash and cash equivalents in financial institutions exceeding FDIC and SIPC insured limits. The Company did not experience any credit risk losses during the six months ended June 30, 2026 and 2025.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	5,549,222	-	-	5,549,222

Total Assets	5,549,222	-	-	5,549,222

Warrant liabilities	-	-	1,902,612	1,902,612

Total liabilities	-	-	1,902,612	1,902,612

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	2,917,721	-	-	2,917,721

Total fair value	2,917,721	-	-	2,917,721

Warrant liabilities	-	-	-	-

Total liabilities	-	-	-	-

The fair value of certain assets and liabilities of the Company, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2026, and December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of June 30, 2026, and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Laboratory equipment	$1,455,542	$1,397,939
Furniture and fixtures	54,338	54,338
Leasehold improvements	328,786	328,786
Total property and equipment	1,838,666	1,781,063
Less: Accumulated depreciation	(1,167,758)	(1,016,662)
Property and equipment, net	$670,908	$764,401

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the six months ended June 30, 2026, and 2025, respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on June 30, 2026, and 2025, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the six months ended June 30, 2026, and 2025, is presented below:

	Six Months ended June 30,
	2026	2025
Balance at beginning of period	$517,359	$737,282
Grant costs expensed	540,820	864,433
Grants for equipment purchased	-	19,699
Grant fees	3,724	8,715
Grant funds received	(860,647)	(1,372,722)
Balance at end of period	$201,256	$257,407

eXoZymes has received two grants, one from the National Institutes of Health (NIH) and one from the National Science Foundation (NSF). The NIH grant was awarded on July 1, 2026, and expires on June 30, 2028. The NSF grant was awarded on July 1, 2025, and expires on June 30, 2028. Both grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses.

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

Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the six months ended June 30, 2026, and 2025, respectively, grants amounting to $540,820 and $864,433 were offset against the research and development costs. Grant drawdowns, which includes grant costs expensed, grants for equipment purchased, and grant fees, for the six months ended June 30, 2026, and 2025, respectively, totaled $544,544 and $892,847.

For the three months ended June 30, 2026 and 2025, respectively, grants amounting to $203,624 and $292,611 were offset against the research and development costs. Grant drawdowns, which includes grant costs expensed, grants for equipment purchased, and grant fees, for the three months ended June 30, 2026 and 2025, respectively, totaled $203,624 and $317,066.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the six months ended June 30, 2026, and 2025, research and development costs prior to offset of the grants amounted to $3,103,710 and $2,268,677, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

For the three months ended June 30, 2026 and 2025, research and development costs prior to offset of the grants amounted to $1,641,782, and $1,120,057, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

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

Patent and licensing legal and filing fees and costs were $144,382 and $148,528 for the six months ended June 30, 2026, and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

The Company had outstanding receivables from MDB Capital Holdings, LLC of $18,616 as of June 30, 2026, and outstanding payables to the same party of $5,330 as of December 31, 2025. These balances are non-interest bearing and are expected to be settled in accordance with standard payment terms.

Segment Reporting

We manage and operate the business as a single reportable operating segment, with the Company’s sole focus on the research and commercialization of exozyme biosolutions. Our business is led by our chief executive officer, who is our Chief Operating Decision Maker (“CODM”). The Company is required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for its single reportable segment. The CODM manages the business on a consolidated basis and uses consolidated net income, balance sheet and cashflow statement as reported to allocate resources and assess performance. In accordance with ASC 280, eXoZymes concludes that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles most consistent with GAAP. We do not prepare discrete financial information with respect to separate products. Accordingly, we view our business as one reportable operating segment.

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 2,052,931 shares of eXoZymes’s Common Stock for $5,000,000 at $2.44 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 205,293 shares of eXoZymes Common Stock. Through June 30, 2026, and December 31, 2025, respectively, 205,293 and 205,293 of Funding Warrants have vested. The total value of the funding warrants was $320,790 as of both June 30, 2026 and December 31, 2025, with no change in value between the two periods.

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

In June 2026, under its shelf registration statement on Form S-3, the Company completed an underwritten public offering and a concurrent registered direct offering of units at a price of $18.00 per unit, each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock. The Company issued an aggregate of 732,260 shares of Common Stock and 366,130 warrants for gross proceeds of $6,590,340 and net proceeds of $5,861,147, after offering costs of $729,194.

The warrants issued in the offerings (the “Warrants”) have an exercise price of $11.24 per share, become exercisable on June 5, 2027, and expire on June 5, 2031.   They provide for cashless exercise and include a one-time down-round adjustment of the exercise price to $0.001 per share if the Company sells common stock below the offering price prior to June 5, 2027. The Warrants were determined to be liability-classified and were recorded as liabilities at fair value. The gross proceeds were allocated between the Common Stock and the Investor Warrants based on their respective relative fair values, with the fair value of the Investor Warrants determined using a Black-Scholes valuation model. Also, the Company issued 109,838 equity-classified warrants to the underwriter and placement agent as compensation for capital-raising services, with the same exercise price and a five-year term.

The warrants outstanding, issued, exercised, and expired, along with their respective exercise prices and expiration dates, as of December 31, 2025, and for the six months ended June 30, 2026, are presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2025	351,528	4.75	Various (2029)
Issued	475,968	11.24	2031
Exercised	-	-	-
Expired	-	-	-
Balance at 06/30/2026	827,496	$8.48 (weighted avg)	Various (2029-2031)

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

eXoZymes stock-based compensation was $1,720,037 and $640,753 for the six months ended June 30, 2026, and 2025. As of June 30, 2026, the unrecognized stock-based compensation is $6,000,774.

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

During the six months ended June 30, 2026, option holders exercised a total of 90,742 vested stock options through cashless exercises. Of this amount, 81,951 options were exercised at an exercise price of $3.31 per share, 7,791 options were exercised at an exercise price of $2.44 per share, and 1,000 options were exercised at an exercise price of $8.00 per share. In connection with these exercises, a total of 28,142 shares were withheld to cover the exercise consideration, resulting in the issuance of 62,600 shares. All options exercised during the period were fully vested.

As of June 30, 2026, stock options to purchase 1,860,526 shares of Common Stock were outstanding, with a weighted average exercise price of $6.24, an aggregate intrinsic value of $3,986,993, and a weighted average remaining contractual term of 4.34 years. Of these, options to purchase 1,084,181 shares were vested and exercisable, with a weighted average exercise price of $4.81. The outstanding options were issued between 2021 and 2026 and have vesting terms ranging from twelve months to five years, with an expiry of seven years.

A summary of stock option activity for the six months ended June 30, 2026, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding on December 31, 2025	2,011,269	$5.67	4.76
Granted	146,437	$9.49	6.75
Exercised	(90,742)	$3.32	5.04
Expired	-	-	-
Forfeited / Cancelled	(206,438)	$3.96	5.32

Stock options outstanding on June 30, 2026	1,860,526	$6.24	4.34

Stock options exercisable on June 30, 2025	557,840	$4.59	5.91
Stock options exercisable on June 30, 2026	1,084,181	$4.81	3.52

On July 19, 2021, eXoZymes granted 82,118 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2020 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending June 30, 2026, the Company expensed $50,092 and unrecognized stock-based compensation related to these RSUs is $150,276.

On March 28, 2022, eXoZymes granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending June 30, 2026, the Company expensed $144,669 and unrecognized stock-based compensation related to these RSUs is $434,008.

On May 1, 2023, eXoZymes granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending June 30, 2026, the Company expensed $80,923 and unrecognized stock-based compensation related to these RSUs is $242,770.

On July 1, 2025, eXoZymes granted 20,000 restricted stock units (“RSUs”) at a value of $9.48 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The RSUs vest monthly over a 12-month period.

On November 10, 2025, eXoZymes extended the lock up period for current employees that had unvested RSU’s. The Lock Up Agreement extended the lock up period to April 1, 2026, as to all of the Common Shares (the “RSU Shares”), and thereafter one-twelfth (1/12) of the RSU shares will be permanently released from the provisions of the Lock Up Agreement on the first of each month, starting as of April 1, 2026, and continuing until the last release date of March 1, 2027. The extension of the Lock Up Agreement was voluntary and of the 424,656 restricted stock units individuals holding 7,870 chose to exercise their Restricted Stock Units and converted to common stock on November 14, 2025.

On January 14, 2026, eXoZymes granted 62,759 restricted stock units (“RSUs”) at a value of $10.77 per share, which was equal to the fair value of the Common Stock on the date of grant and are exercisable for a period of 7 years. The RSUs vest 15,689 on April 1, 2026, and there after vest equally per quarter until March 31, 2029.

On March 18, 2026, the Company issued 10,002 shares of its common stock to an individual upon the vesting and settlement of previously granted Restricted Stock Units (“RSUs”), in accordance with the terms of the Company’s equity incentive plan. The shares were issued on a one-for-one basis for each vested RSU and were issued on a gross basis.

In the three months ended June 30, 2026, the Company issued 39,259 shares of its common stock upon the vesting and settlement of previously granted Restricted Stock Units (“RSUs”), in accordance with the terms of the Company’s equity incentive plan. The shares were issued on a one-for-one basis for each vested RSU and were issued on a gross basis.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding on December 31, 2025	436,786	$2.96	6.37
Granted	62,759	$10.77	6.54
Exercised	(49,261)	$4.11	5.83
Forfeited	-	-	-
Restricted stock units outstanding on June 30, 2026	450,284	$5.25	5.97

Vested Restricted stock units on June 30, 2025	424,656	$2.64	7.37
Vested Restricted stock units on June 30, 2026	417,385	$4.79	5.92

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

Loss per common share is calculated by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Basic and diluted net loss per common share are the same for all periods presented because the effect of warrants, stock options, and restricted stock units was anti-dilutive. Potentially dilutive securities excluded from the computation totaled 3,138,306 and 2,066,102 shares for the six months ended June 30, 2026, and 2025, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the six months ended June 30, 2026 and 2025:

	June 30, 2026 Common shares	June 30, 2025 Common shares
Net loss	$(5,248,861)	$(4,216,707)

Weighted average shares outstanding – basic and diluted	8,563,419	8,372,564

Net loss per share – basic and diluted	$(0.61)	$(0.50)

The following financial instruments were not included in the diluted loss per share calculations as of the six months ended June 30, 2026, and 2025 because their effect was anti-dilutive:

	June 30, 2026	June 30, 2025
Warrants to purchase common stock	827,496	205,293

Options	1,860,526	1,436,153

Restricted stock awards units	450,284	424,656

Total	3,138,306	2,066,102

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of June 30, 2026 and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. As of June 30, 2026, the Company continues to monitor changes in tariffs and indirect trade restraints and the effects of the Persian Gulf conflict, and it does not believe they will have a significant impact on its business activities currently or in the near future.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the six months ended June 30, 2026, and 2025. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $72,131 and $80,188 were contributed to the 401(k) plan for the six months ended June 30, 2026, and 2025, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of June 30, 2026, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of June 30, 2026, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of June 30, 2026.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to June 30, 2026, have aggregated $408,338. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees of $2,500 and $4,513 for the six months ended June 30, 2026, and 2025, respectively.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and one finance lease as of June 30, 2026.

On April 3, 2023, the Company executed a lease for office space next to the existing space at eXoZymes in the Los Angeles, California metropolitan area. The lease with a term of 60 months began on July 1, 2023, and ends on June 30, 2028, without an option to extend. The initial base rent was $13,277 per month. The lease provides for annual increases. The base rent for the lease in the final year is $14,943 per month.

In April 2023, eXoZymes made changes to an existing lease agreement, which resulted in an extension of the lease term by an additional 21 months. The revised lease maintained the same escalation rate for lease payments as the previous arrangement. To account for this modification, the Company reevaluated the remaining lease term at the time of execution. As the Company was actively utilizing the premises, adjustments were made to reflect the revaluation of both the right-to-use asset and the corresponding lease liability in line with the updated lease term. This was originally entered into in August 2021, with a term of 60 months beginning on May 1, 2023, and ending on April 30, 2028, with an option to extend for 60 additional months. At the time the lease commenced, it was not probable the Company would exercise the one five-year option to extend the facility lease; therefore, this extension option is not included in the lease analysis. The initial base rent is $14,371 per month. The lease provides for annual increases. The base rent for the lease in the final year is $16,259 per month. Additionally, eXoZymes is responsible for annual operating cost increases of 2.5%, which are included in the rent.

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California. The expected occupancy of the additional space was May 1, 2023. The lease adds a term of 20 months to the current term for a total of 72 months for the current term. The additional space is for 72 months, both spaces will expire on April 30, 2029, without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648. The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

	June 30, 2026	December 31, 2025

Operating leases:
Right-of-use assets	$954,097	$1,053,641
Operating lease liabilities	$998,065	$1,134,554

Weighted average remaining lease term in years	3.08	3.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts included in the measurement of lease liabilities	$177,366	$348,873

Finance leases:
Right-of-use assets	$83,350	$108,682
Finance lease liabilities	$86,970	$108,682

Weighted average remaining lease term in years	1.84	2.33
Weighted average discount rate	7.54%	7.54%

Amortization of assets under finance lease	$25,332	$27,709
Interest	$3,759	$6,252

For the six months ended June 30, 2026 and 2025, the Company recognized operating lease expenses of $179,458 and $187,265, respectively. Finance lease payments totaled $25,472 for the six months ended June 30, 2026, and $8,491 during the comparable period in 2025.

As of June 30, 2026, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Lease	Finance Lease

2026	$181,062	$25,472
2027	368,250	50,941
2028	378,576	16,980
2029	192,828	-
Total	$1,120,716	$93,392
Less effects of discounting	(122,651)	(6,423)
Total lease liabilities	$998,065	$86,970

10. Income Taxes

eXoZymes Inc. is a corporation for U.S. federal income tax purposes, incorporated in the State of Nevada. The Company wholly owns eXoZymes (CA) Inc., a corporation for U.S. federal income tax purposes incorporated in the State of California, and NCTx LLC, a limited liability company organized in the State of Delaware.

The Company recognized income-tax expense of $0 for both the six months ended June 30, 2026, and 2025, respectively. The effective tax rates for the six months ended June 30, 2026, and 2025, were 0% and 0%, respectively. The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27% and, and the difference between the Company’s effective tax rate and the statutory tax rate was primarily due to the full valuation allowance recorded against the Company’s U.S. deferred-tax assets.

During the third quarter of 2025, the Company recognized a discrete income-tax benefit of $105,826 related to amended U.S. federal income-tax returns for the 2022 and 2023 tax years filed under the One Big Beautiful Bill Act (“OBBBA”), enacted July 4, 2025. The OBBBA retroactively permitted the immediate expensing of domestic research and experimental expenditures under I.R.C. § 174. Accordingly, the Company filed amended federal returns for 2022 and 2023 to claim refunds totaling $105,826. The amendments eliminated previously capitalized § 174 amounts and increased federal net-operating-loss carryforwards. The refund receivable was recorded as a discrete current-tax benefit in the third quarter of 2025 and did not materially affect the Company’s deferred-tax assets or valuation-allowance position. The refund amount has not been collected as of the period end June 30, 2026.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2026, and December 31, 2025, the Company was in a cumulative loss position, based on losses incurred over the current and prior periods. Considering these cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of the six months ended June 30, 2026, and December 31, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

11. Stockholders’ Equity: Equity Offerings and Warrants

During the quarterly period ended June 30, 2026, the Company completed two equity offerings under its effective shelf registration statement on Form S-3 (Registration Statement No. 333-292781), as described below. Public Ventures LLC (doing business as MDB Capital) acted as underwriter for the underwritten public offering and as placement agent for the registered direct offering. The summary of the offerings is presented in the table below:

Offering	Common shares	Investor warrants	Gross proceeds	Net proceeds
Underwritten public offering (incl. over-allotment)	661,150	330,575	$5,950,350	$5,280,941
Registered direct offering	71,110	35,555	$639,990	$580,206
Total	732,260	366,130	$6,590,340	$5,861,147

Underwritten public offering

On June 9, 2026, the Company closed an underwritten public offering of units at a public offering price of $18.00 per unit, each unit consisting of two shares of common stock and one warrant to purchase one share of common stock (the “Investor Warrants”). Including the underwriter’s subsequent exercise of the over-allotment option, which closed on June 17, 2026, and which the Company accounts for as part of the same offering, the Company issued an aggregate of 661,150 shares of common stock and 330,575 Investor Warrants to purchase up to 330,575 shares. Aggregate gross proceeds were $5,950,350 and net proceeds were $5,280,941. As additional underwriting compensation, the Company issued warrants to purchase 99,172 shares of common stock (the “Underwriter Warrants”).

Registered direct offering

On June 30, 2026, the Company closed a registered direct offering of 71,110 shares of common stock and 35,555 Investor Warrants to purchase up to 35,555 shares, for gross proceeds of $639,990 and net proceeds of $580,206. In connection with the offering, as additional compensation to the placement agent, the Company issued a placement agent warrant to purchase 10,666 shares of common stock (together with the Underwriter Warrants, the “Compensation Warrants”).

Warrant terms

Investor Warrants.

The Investor Warrants have an exercise price of $11.24 per share, become exercisable on June 5, 2027, and expire on June 5, 2031. On or after they become exercisable, the Company may call the Investor Warrants for $0.01 per warrant if the closing price of the common stock equals or exceeds 200% of the per-share offering price for 20 trading days within any 30 consecutive trading-day period, subject to specified conditions. If, before June 5, 2027, the Company issues shares of common stock (or securities convertible into common stock), other than under a Board-approved equity incentive plan, at a price below the per-share offering price, the exercise price of the Investor Warrants will reset to $0.001 per share; this one-time reset is available only to original purchasers that have continuously held the shares acquired in the offering. Upon a fundamental transaction, holders are entitled to receive the same consideration as holders of common stock and, in certain transactions within the Company’s control, a cash payment based on the Black-Scholes value of the warrants.

Compensation Warrants.

The Compensation Warrants have an exercise price of $11.24 per share and five-year terms; the Compensation Warrants become exercisable on December 30, 2026, and expire on June 30, 2031. The Compensation Warrants were issued as consideration for capital-raising services.

Classification and accounting

The Company evaluated the Investor Warrants and the Compensation Warrants under ASC 480 and ASC 815-40. The Investor Warrants were determined to be liability-classified because, upon the occurrence of certain Fundamental Transactions, the holders may require the Company or a successor entity to purchase the Warrants for cash based on their Black-Scholes Value. Accordingly, the Investor Warrants are recognized as warrant liabilities at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the statements of operations.

The Compensation Warrants were determined to be equity-classified and are recorded within stockholders’ equity. The gross proceeds from each offering were allocated between the Common Stock and the Investor Warrants based on their relative fair values.

The fair value of the Investor Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of approximately 81% (derived from a study of comparable public companies), a risk-free interest rate of 4.25%, an expected term of approximately 5.0 years, and no expected dividends.

The Company measures the Investor Warrant liability at fair value on a recurring basis. The following tables present its classification within the fair value hierarchy, the Level 3 inputs used to measure it, and a reconciliation of its beginning and ending fair value (ASC 820-10-50).

The following table summarizes the Company’s fair value hierarchy for the Investor Warrant liability, its only recurring fair value measurement, as of the dates presented:

Item	Level	At issuance	At June 30, 2026
Investor Warrant liability	Level 3	$2,075,471	$1,902,612

The Company estimated the fair value of the Investor Warrants using the Black-Scholes option-pricing model at issuance, using the following Level 3 inputs:

Assumption	Underwritten Public Offering (Base Close & Over-Allotment)	Registered Direct (6/30/26)
Volatility	80.83% (avg)	80.97%
Risk-free rate	4.27% – 4.29%	4.19%
Remaining term	4.97 – 5.00	4.93
Dividend yield	0%	0%

The Company remeasured the Investor Warrant liability as of June 30, 2026 using the following Level 3 inputs:

Assumption	June 30, 2026 (all outstanding Investor Warrants)
Volatility	80.97%
Risk-free rate	4.19%
Remaining term	4.93
Dividend yield	0%

The following table provides a roll-forward of the fair value of the Investor Warrant liability for the period:

Total
Beginning balance	$—
Issuance	2,075,471
Change in fair value	(172,859)
Ending balance, June 30, 2026	$1,902,612

Down-round feature

The Investor Warrants contain a down-round feature (the exercise-price reset described above). Because the Investor Warrants are classified as a liability and remeasured to fair value each reporting period, the reset is a contractual term of the fair-valued instrument, and its effect is reflected automatically in each period’s Black-Scholes remeasurement rather than through a separate analysis under ASU 2017-11 or a deemed-dividend calculation under ASC 260 (that framework applies only to equity-classified warrants). No qualifying issuance occurred during the period.

Subsequent measurement of the Investor Warrant liability

The Investor Warrant liability is remeasured to fair value at each reporting date, with the change in fair value recognized in earnings. The Investor Warrants issued in the underwritten public offering (base close, June 9, 2026, and over-allotment, June 17, 2026) were outstanding at the Company’s June 30, 2026 balance sheet date and were remeasured as of that date using the Black-Scholes pricing model. The Investor Warrants issued in the registered direct offering were issued on June 30, 2026, coinciding with the balance sheet date, and required no separate remeasurement. As a result of this remeasurement, the warrant liability decreased to $1,902,612 as of June 30, 2026

12. Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date on which these financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred that would require recognition or disclosure in these financial statements.

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

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for Six months Ended June 30, 2026 and 2025

	Six Months ended June 30,
	2026	2025	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	1,958,391	1,682,762	275,629	16.4%
Professional fees	492,563	901,167	(408,604)	-45.3%
Information technology	22,064	67,152	(45,088)	-67.1%
General and administrative-other	308,680	469,689	(161,009)	-34.3%
Total general and administrative costs	2,781,698	3,120,770	(339,072)	-10.9%
Research and development costs	2,559,166	1,378,003	1,181,163	85.7%
Total operating costs	5,340,864	4,498,773	842,091	18.7%
Net operating loss	(5,340,864)	(4,498,773)	(842,091)	18.7%
Other income/(expense):
Interest income, net	15,556	170,864	(155,308)	-90.9%
Offering costs	(201,784)	-	(201,784)	-100.0%
Change in fair value of derivative instruments	172,859	-	172,859	100.0%
Other income	105,373	111,202	(5,829)	-5.2%
Loss before income taxes	(5,248,861)	(4,216,707)	(1,032,154)	24.5%
Income tax expense	-	-	-	0.0%
Net loss	$(5,248,861)	$(4,216,707)	(1,032,154)	24.5%

General and Administrative Costs.

For the six months ended June 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the six months ended June 30, 2026, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The decrease in professional fees over the prior period was mainly due to lower consulting expenses related to business operations, as well as lower legal and financial audits expenses.
●	Information Technology Costs: The decrease in IT expenses during the six months ended June 30, 2026, was associated with lower technology initiatives in the period.
●	Other General and Administrative Costs: The decrease for the six months ended June 30, 2026, was primarily due to lower investor relations expenses compared to the prior-year period.

Research and Development Costs.

For the six months ended June 30, 2026, research and development costs increased compared to the same period in 2025, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Results of Operations for three months Ended June 30, 2026 and 2025

	Three Months ended June 30,
	2026	2025	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	1,127,667	1,068,838	58,829	5.5%
Professional fees	214,884	368,932	(154,048)	-41.8%
Information technology	11,759	41,835	(30,076)	-71.9%
General and administrative-other	161,422	265,449	(104,027)	-39.2%
Total general and administrative costs	1,515,732	1,745,054	(229,322)	-13.1%
Research and development costs	1,438,158	802,991	635,167	79.1%
Total operating costs	2,953,890	2,548,045	405,845	15.9%
Net operating loss	(2,953,890)	(2,548,045)	(405,845)	15.9%
Other income/(expense):
Interest income, net	1,840	76,557	(74,717)	-97.6%
Offering costs	(201,785)	-	(201,785)	-100.0%
Change in fair value of derivative instruments	172,859	-	172,859	100.0%
Other income	102,362	111,202	(8,840)	-7.9%
Loss before income taxes	(2,878,614)	(2,360,286)	(518,328)	22.0%
Income tax expense	-	-	-	0.0%
Net loss	$(2,878,614)	$(2,360,286)	(518,328)	22.0%

General and Administrative Costs.

For the three months ended June 30, 2026, and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the three months ended June 30, 2026, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The decrease in professional fees over the prior period was mainly due to lower consulting expenses related to business operations, as well as lower legal and financial audits expenses.
●	Information Technology Costs: The decrease in IT expenses during the three months ended June 30, 2026, was associated with lower technology initiatives in the period.
●	Other General and Administrative Costs: The decrease for the three months ended June 30, 2026, was primarily due to lower investor relations expenses compared to the prior-year period.

Research and Development Costs.

For the three months ended June 30, 2026, research and development costs increased compared to the same period in 2025, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025	$ Change	% Change
ASSETS
Cash and cash equivalents	$5,652,696	$3,039,343	2,613,353	86.0%
Grants receivable	201,256	517,359	(316,103)	-61.1%
Due from affiliates	18,616	-	18,616	100.0%
Prepaid expenses and other current assets	296,227	382,886	(86,659)	-22.6%
Total current assets	6,168,795	3,939,588	2,229,207	56.6%
Property and equipment, net	670,908	764,401	(93,493)	-12.2%
Operating lease right-of-use asset, net	954,097	1,053,641	(99,544)	-9.4%
Finance lease right-of-use asset, net	83,350	108,682	(25,332)	-23.3%
Tax receivable	105,205	105,205	-	0.0%
Total assets	$7,982,355	$5,971,517	2,010,838	33.7%

LIABILITIES AND EQUITY
Accounts payable	$1,274,226	$1,235,337	38,889	3.1%
Due to affiliates	-	5,330	(5,330)	-100.0%
Operating lease liabilities – Current	297,778	281,979	15,799	5.6%
Finance lease liabilities – Current	45,950	44,255	1,695	3.8%
Total current Liabilities	1,617,954	1,566,901	51,053	3.3%
Deferred grant reimbursement	66,382	90,365	(23,983)	-26.5%
Warrant Liability	1,902,612	-	1,902,612	100.00%
Operating lease liabilities - Long term	700,287	852,575	(152,288)	-17.9%
Finance lease liabilities - Long term	41,020	64,427	(23,407)	-36.3%
Total liabilities	$4,328,255	$2,574,268	1,753,987	68.1%
Stockholders’ Equity:
Preferred stock	-	-	-	0.0%
Common shares	9	8	1	12.5%
Additional Paid-in-capital	30,007,644	24,501,933	5,505,711	22.5%
Accumulated deficit	(26,353,553)	(21,104,692)	(5,248,861)	24.9%
Total equity	3,654,100	3,397,249	256,851	7.6%
Total liabilities and equity	$7,982,355	$5,971,517	2,010,838	33.7%

Financial Condition:

The increase in assets was due to changes in several asset classes, but primarily in cash and cash equivalents, reflecting the net proceeds of the June 2026 offerings. The decrease in property and equipment was mostly explained by the depreciation for the period. These increases were partially offset by a decrease in grants receivable, driven by completion of certain grants and timing of grant drawdowns; a decrease in prepaid expenses, due to ongoing amortization of prepaids to expenses; a decrease in operating lease right-of-use assets, resulting from the usage and payments of office space during the period; and a decrease in finance lease right-of-use assets, resulting from the periodic amortization of the asset and the lease payments made during the period.

Total liabilities increased for the six months ended June 30, 2026, primarily due to the recognition of a warrant liability related to the warrants issued in connection with the Company’s June 2026 offerings. This increase was partially offset by reductions in long-term operating lease liabilities, finance lease liabilities, deferred grant reimbursement, and amounts due to affiliates.

The equity increase was due to the net proceeds of the June 2026 offerings and stock-based compensation recognized during the period, partially offset by losses generated by operations.

Liquidity and Capital Resources – June 30, 2026, and 2025

The Company’s consolidated statements of cash flows as discussed herein are presented below:

	Six Months ended June 30,
	2026	2025
Net cash (used in) operating activities	$(3,164,719)	(2,671,532)
Net cash (used in) investing activities	(57,603)	(61,920)
Net cash (used in) by financing activities	5,835,675	-
Net increase (decrease) in cash and cash equivalents	$2,613,353	(2,733,452)

On June 30, 2026, the Company had working capital of $4,550,841, as compared to working capital of $2,372,687 on December 31, 2025, reflecting an increase in working capital of $2,178,154. This increase in working capital was the result of the net proceeds of the June 2026 offerings, partially offset by the usage of cash and cash equivalents to fund operations. On June 30, 2026, the Company had cash of $5,652,696 available to fund its operations.

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

On June 9, 2026, the Company closed an underwritten public offering of units and, on June 30, 2026, a concurrent registered direct offering of units under its shelf registration statement, for aggregate net proceeds of $5,861,147.

Given the Company’s current operating cash burn, its existing working capital as of June 30, 2026, is not sufficient to fund operations for twelve months from the date these condensed unaudited consolidated financial statements are issued, and management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Beyond the offerings completed in June 2026, the Company will continue to pursue non-dilutive funding opportunities, including grants, and may seek additional offerings under its shelf registration statement, institutional or bank financing, and the sale or licensing of intellectual property. The Company does not have any committed sources of additional financing, and there is no assurance that such funding will be available on commercially reasonable terms, if at all. The Company’s ability to continue its operations and meet its long-term obligations will depend on securing additional financial resources or ultimately achieving profitable operations.

Operating Activities.

For the six months ended June 30, 2026, and 2025, operating activities utilized cash of $3,164,719 and $2,671,532, respectively. The increase in cash used in operations was primarily driven by increased research and development activity, partially offset by lower general and administrative costs.

Investing Activities.

For the six months ended June 30, 2026, and 2025, investing activities primarily related to laboratory equipment purchases.

Financing Activities.

For the six months ended June 30, 2026, financing activities provided net cash of $5,835,675, consisting of net proceeds of $5,861,147 from the June 2026 offerings, partially offset by cash payments of $25,472 related to the Company’s finance lease obligations.

For the six months ended June 30, 2025, the Company had no cash flows from financing activities.

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of June 30, 2026, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of June 30, 2026, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

Under the shelf registration statement, in June 2026 the Company completed an underwritten public offering and a concurrent registered direct offering of units, underwritten by Public Ventures, LLC (d/b/a MDB Capital), resulting in the issuance of 732,260 shares of common stock and 366,130 warrants for net proceeds of $5,861,147.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of June 30, 2026, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Additional Risk Factors

Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s current operating cash burn, its existing working capital as of June 30, 2026, is not sufficient to fund operations for twelve months from the date these condensed unaudited consolidated financial statements are issued, and management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Beyond the offerings completed in June 2026, the Company will continue to pursue non-dilutive funding opportunities, including grants, and may seek additional offerings under its shelf registration statement, institutional or bank financing, and the sale or licensing of intellectual property. The Company does not have any committed sources of additional financing, and there is no assurance that such funding will be available on commercially reasonable terms, if at all. The Company’s ability to continue its operations and meet its long-term obligations will depend on securing additional financial resources or ultimately achieving profitable operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During our quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act

Item 6. Exhibits

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

EXOZYMES INC.
(the “Registrant”)

August 13, 2026	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2026	By:	/s/ Fouad Nawaz
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

