Form 10-Q
period 2026-09-30
EXOZYMES INC.
filed 2026-11-13
CIK 2010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 13, 2026, the number of outstanding shares of Common Stock was 9,439,915.

In this Quarterly Report, unless otherwise indicated, the “Company”, “eXoZymes,” “we”, “us” or “our” refer to eXoZymes Inc. and, where appropriate, together with its wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$3,258,901	$3,039,343
Grants receivable	216,923	517,359
Other receivable	32,000	-
Prepaid expenses and other current assets	398,903	382,886
Total current assets	3,906,727	3,939,588
Property and equipment, net	895,929	764,401
Operating lease right-of-use asset, net	882,839	1,053,641
Finance lease right-of-use asset, net	71,984	108,682
Tax Receivable	105,205	105,205
Total assets	$5,862,684	$5,971,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,330,404	$1,235,337
Due to affiliates	13,224	5,330
Operating lease liabilities – Current	305,943	281,979
Finance lease liabilities – Current	46,822	44,255
Total current Liabilities	1,696,393	1,566,901
Deferred grant reimbursement	196,136	90,365
Warrant Liability	1,129,085	-
Operating lease liabilities - Long term	620,644	852,575
Finance lease liabilities - Long term	28,983	64,427
Total liabilities	$3,671,241	$2,574,268
Stockholders’ Equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; no shares issued and outstanding on September 30, 2026 and December 31, 2025, respectively.	-	-
Common shares, 100,000,000 authorized shares at $0.000001; 9,304,701 and 8,406,681 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	8
Additional Paid-in-capital	30,783,515	24,501,933
Accumulated deficit	(28,592,081)	(21,104,692)
Total stockholders’ equity	2,191,443	3,397,249
Total liabilities and stockholders’ equity	$5,862,684	$5,971,517

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Total operating income	$-	$-	$-	$-

Operating costs:
General and administrative costs:
Compensation	926,435	845,174	2,884,827	2,527,936
Professional fees	279,211	237,916	771,774	1,139,083
Information technology	14,719	8,175	36,783	75,327
General and administrative-other	209,121	214,181	517,801	683,870
Total general and administrative costs	1,429,486	1,305,446	4,211,185	4,426,216
Research and development costs	1,616,962	1,216,762	4,176,128	2,594,765
Total operating costs	3,046,448	2,522,208	8,387,313	7,020,981
Net operating loss	(3,046,448)	(2,522,208)	(8,387,313)	(7,020,981)
Other income/(expense):
Interest income, net	21,731	59,185	37,287	231,742
Offering costs	-	-	(201,784)	-
Change in fair value of derivative instruments	773,527	-	946,386	-
Other income	12,662	176,032	118,035	285,541
Loss before income taxes	(2,238,528)	(2,286,991)	(7,487,389)	(6,503,698)
Income tax expense	-	-	-	-
Net loss	$(2,238,528)	$(2,286,991)	$(7,487,389)	$(6,503,698)

Net loss per common share – basic and diluted	$(0.24)	$(0.27)	$(0.85)	$(0.78)
Weighted average of common shares outstanding – basic and diluted	9,292,930	8,387,250	8,809,616	8,377,513

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	8,406,681	$8	$24,501,933	$(21,104,692)	$3,397,249
Stock based compensation	-	-	501,098	-	501,098
Issuance of common stock due to vesting of RSU	10,002	-	-	-	-
Issuance of Common stock for exercise of options	62,309	-	-	-	-
Net loss	-	-	-	(2,370,247)	(2,370,247)
Balance, March 31, 2026	8,478,992	8	25,003,031	(23,474,939)	1,528,100
Issuance of common stock in public offering	661,150	1	3,390,165	-	3,390,166
Issuance of common stock in registered direct offering	71,110	-	395,509	-	395,509
Issuance of common stock for compensation	30,557	-	257,872		257,872
Issuance of common stock for exercise of options	291	-	-	-	-
Issuance of common stock due to vesting of RSU	39,259	-	-	-	-
Stock-based compensation	-	-	961,067	-	961,067
Net loss	-	-	-	(2,878,614)	(2,878,614)
Balance, June 30, 2026	9,281,359	9	30,007,644	(26,353,553)	3,654,100
Stock based compensation	-	-	719,288	-	719,288
Issuance of common stock due to vesting of RSU	14,501	-	-	-	-
Issuance of common stock for compensation	8,841	-	56,583	-	56,583
Net loss	-	-	-	(2,238,528)	(2,238,528)
Balance, September 30, 2026	9,304,701	$9	$30,783,515	$(28,592,081)	$2,191,443

Three and Nine Months Ended September 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	8,367,810	$8	$22,366,725	$(11,945,958)	$10,420,775
Stock-based compensation	-	-	317,277	-	317,277
Net loss	-	-	-	(1,856,421)	(1,856,421)
Balance, March 31, 2025	8,367,810	8	22,684,002	(13,802,379)	8,881,631
Stock options	-	-	323,479	-	323,479
Issuance of common stock for compensation	19,440	0	243,778	-	243,778
Related Party Debt Forgiveness	-	-	147,103	-	147,103
Net loss	-	-	-	(2,360,286)	(2,360,286)
Balance, June 30, 2025	8,387,250	8	23,398,362	(16,162,665)	7,235,705
Stock options	-	-	425,708	-	425,708
Net loss	-	-	-	(2,286,991)	(2,286,991)
Balance, September 30, 2025	8,387,250	$8	$23,824,070	$(18,449,656)	$5,374,422

See accompanying notes to the condensed unaudited consolidated financial statements.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,487,389)	(6,503,698)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Deferred Grant Reimbursement	(39,444)	(40,213)
Depreciation of property and equipment	236,055	214,362
Change in fair value of derivative instruments	(946,386)	-
Non-cash lease expense and related adjustments	(466)	37,864
Stock-based compensation	2,495,908	1,310,239
Changes in operating assets and liabilities:	-

Grants receivable	300,436	434,639
Other receivable	(32,000)	-
Prepaid expenses and other current assets	(16,017)	165,070
Tax receivable	-	(105,826)
Increase (decrease) in -
Accounts payable and accrued expenses	95,067	(19,899)
Due to related party	7,894	(20,778)
Net cash (used in) operating activities	$(5,386,342)	(4,528,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred grant reimbursement	145,215	19,701
Purchases of property and equipment	(367,583)	(94,929)
Net cash (used in) investing activities	$(222,368)	(75,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	5,861,146	-
Payments on finance lease obligations	(32,878)	(17,155)
Net cash provided by (used in) financing activities	$5,828,268	(17,155)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,558	(4,620,623)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,039,343	9,719,310

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,258,901	5,098,687
Supplemental disclosures of cash flow information:
Cash paid for interest	5,328	4,071
Non-cash investing and financing activities:
Forgiveness of debt	-	147,103

See accompanying notes to condensed unaudited consolidated financial statements.

EXOZYMES INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

1. Organization and Description of Business

eXoZymes Inc., formerly known as Invizyne Technologies Inc., was formed in Nevada in 2019 and its wholly owned subsidiary eXoZymes (CA) Inc., formerly known as Invizyne Technologies Inc., was formed in California in 2014, together (“eXoZymes”) eXoZymes was formed with the vision of taking nature’s building blocks to make molecules of interest, effectively simplifying nature. eXoZymes’ technology is a differentiated and unique synthetic biology platform which would enable the scalable exploration of large number of molecules and properties found in nature. eXoZymes was a majority owned technology development subsidiary of MDB Capital Holdings, LLC (“MDB”) until the November 2024 initial public offering, when the holdings by MDB were diluted to a current 43.50% minority interest as of September 30, 2026.

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

Going Concern

These condensed unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $7,487,389 and $6,503,698 during the nine months ended September 30, 2026 and 2025, respectively, and used cash for operations of $5,386,342 and $4,528,240 for the nine months ended September 30, 2026 and 2025, respectively. Management has concluded that the Company’s existing working capital is not sufficient to fund operations for twelve months from the date these condensed unaudited consolidated financial statements are issued and that substantial doubt exists about its ability to continue as a going concern due to anticipated funding shortfalls and the Company’s pre-revenue status. The Company’s ability to meet its long-term liabilities and obligations depends on securing additional financial support, whether through continued shareholder funding, raising equity or debt financing, or ultimately achieving profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation. Accordingly, these interim financial statements do not include all disclosures required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026, and its results of operations, cash flows, and changes in stockholders’ equity for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These condensed unaudited consolidated financial statements and other information presented in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in the calculation of right-of-use asset and lease liabilities, the estimated useful lives of property and equipment used in calculating depreciation, accruals for potential liabilities and stock-based compensation.

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

Concentration of Risk

The Department of Energy has contributed 26.9%, National Science Foundation has contributed 53.8% and the National Institute of Health has contributed 19.3% of all grant reimbursements for the nine months ended September 30, 2026. The Company believes it is not exposed to significant credit risk on government grant funding, based on the nature of eXoZymes’ grant receivables.

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

The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments. On September 30, 2026, the Company had approximately $2,705,185 of cash and cash equivalents in financial institutions exceeding FDIC and SIPC insured limits. The Company did not experience any credit risk losses during the nine months ended September 30, 2026 and 2025.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	3,205,185	-	-	3,205,185

Total Assets	3,205,185	-	-	3,205,185

Warrant liabilities	-	-	1,129,085	1,129,085

Total liabilities	-	-	1,129,085	1,129,085

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	2,917,721	-	-	2,917,721

Total fair value	2,917,721	-	-	2,917,721

Warrant liabilities	-	-	-	-

Total liabilities	-	-	-	-

The fair value of certain assets and liabilities of the Company, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed unaudited consolidated balance sheets. The fair values of cash and cash equivalents, prepaid expenses and other, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2026 and December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation is provided using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of the lease duration or the life of the improvements

Property and equipment consist of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Laboratory equipment	$1,757,137	$1,397,939
Furniture and fixtures	54,338	54,338
Leasehold improvements	337,171	328,786
Total property and equipment	2,148,646	1,781,063
Less: Accumulated depreciation	(1,252,717)	(1,016,662)
Property and equipment, net	$895,929	$764,401

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are offsets to expenses to the extent of disbursements and commitments that are reimbursable for allowable expenses incurred as of the nine months ended September 30, 2026 and 2025, respectively, expected to be received from funding sources in the subsequent year. Management considers such receivables on September 30, 2026 and 2025, respectively, to be fully collectable due to the historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on the grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

Summary of grants receivable activity for the nine months ended September 30, 2026 and 2025, is presented below:

	Nine Months ended September 30,
	2026	2025
Balance at beginning of period	$517,359	$737,282
Grant costs expensed	752,666	1,120,907
Grants for equipment purchased	145,214	19,699
Grant fees	8,281	12,739
Grant funds received	(1,206,597)	(1,587,984)
Balance at end of period	$216,923	$302,643

eXoZymes has two active grants, one from the National Institutes of Health (NIH) and one from the National Science Foundation (NSF). The NIH grant was awarded on July 1, 2026, and expires on June 30, 2028. The NSF grant was awarded on July 1, 2025, and expires on June 30, 2028. Both grants can be extended, or new phases can be granted, extending the expiration of the grant. None of the grants has commitments made by the parties, provisions for recapture, or any other contingencies, beyond complying with the terms of each research and development grant. Research grants received from organizations are subject to the contract agreement as to how eXoZymes conducts its research activities, and eXoZymes is required to comply with the agreement terms relating to those grants. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. eXoZymes is permitted to draw down the research grants after incurring the related expenses.

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

Amounts received under research grants are offset against the related research and development costs in the consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, grants amounting to $752,666 and $1,120,907, respectively, were offset against the research and development costs. Grant drawdowns, which includes grant costs expensed, grants for equipment purchased, and grant fees, for the nine months ended September 30, 2026 and 2025, totaled $906,161 and $1,153,345, respectively.

For the three months ended September 30, 2026 and 2025, grants amounting to $211,847 and $256,474, respectively, were offset against the research and development costs. Grant drawdowns, which includes grant costs expensed, grants for equipment purchased, and grant fees, for the three months ended September 30, 2026 and 2025, totaled $361,618 and $260,498, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation costs, fees paid to consultants, and other expenses relating to the development of eXoZymes’s technology. For the nine months ended September 30, 2026 and 2025, research and development costs prior to offset of the grants amounted to $5,082,289 and $3,748,110, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

For the three months ended September 30, 2026 and 2025, research and development costs prior to offset of the grants amounted to $1,978,580, and $1,477,270, respectively, which includes grant costs expensed, grants fees, and research and development costs, net of the grant received.

Patent and Licensing Legal and Filing Fees and Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the research efforts of the Company and related patent applications, all patent and licensing legal and filing fees and costs related to the development and protection of its intellectual property are charged to operations as incurred.

Patent and licensing legal and filing fees and costs were $243,335 and $182,123 for the nine months   ended September 30, 2026 and 2025, respectively, and $98,954 and $33,595 for the three months ended September 30, 2026 and 2025, respectively. Patent and licensing legal and filing fees and costs are included in general and administrative costs in the consolidated statements of operations.

Related Party and Due to Affiliates Expenses

The Company had outstanding payables to MDB Capital Holdings, LLC of $13,224 and $5,330 as of September 30, 2026 and December 31, 2025, respectively. These balances are non-interest bearing and are expected to be settled in accordance with standard payment terms.

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

3. Equity

Equity

In April 2022, pursuant to an equity subscription agreement the Company sold a total of 2,052,931 shares of eXoZymes’s Common Stock for $5,000,000 at $2.44 per share. In connection with the equity subscription agreement, the Company issued warrants (“Funding Warrants”) to purchase 205,293 shares of eXoZymes Common Stock. Through September 30, 2026 and December 31, 2025, respectively, 205,293 and 205,293 of Funding Warrants have vested. The total value of the funding warrants was $320,790 as of both September 30, 2026 and December 31, 2025, with no change in value between the two periods.

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

The warrants issued in the offerings (the “Warrants”) have an exercise price of $11.24 per share, become exercisable on June 5, 2027, and expire on June 5, 2031. They provide for cashless exercise and include a one-time down-round adjustment of the exercise price to $0.001 per share if the Company sells common stock below the offering price prior to June 5, 2027; provided that the Warrant holders certify their continued ownership of the shares purchased in the offering until the reset date, if any, and surrender their Warrants for the reset warrants within the stated time period for exchange. The Warrants were determined to be liability-classified and were recorded as liabilities at fair value. The gross proceeds were allocated between the Common Stock and the Investor Warrants based on their respective relative fair values, with the fair value of the Investor Warrants determined using a Black-Scholes valuation model. Also, the Company issued 109,838 equity-classified warrants to the underwriter and placement agent as compensation for capital-raising services, with the same exercise price and a five-year term.

The warrants outstanding, issued, exercised, and expired, along with their respective exercise prices and expiration dates, as of December 31, 2025, and for the nine months ended September 30, 2026, are presented below:

Description	Number of Warrants	Exercise Price	Expiration Date
Balance at 12/31/2025	351,528	4.75	Various (2029)
Issued	475,968	11.24	2031
Exercised	0	0	-
Expired	0	0	-
Balance at 09/30/2026	827,496	$8.48 (weighted avg)	Various (2029-2031)

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

eXoZymes stock-based compensation was $ 2,495,908 and $ 1,310,239 for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the unrecognized stock-based compensation is $5,258,863.

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

During the nine months ended September 30, 2026, option holders exercised a total of 90,742 vested stock options through cashless exercises. Of this amount, 81,951 options were exercised at an exercise price of $3.31 per share, 7,791 options were exercised at an exercise price of $2.44 per share, and 1,000 options were exercised at an exercise price of $8.00 per share. In connection with these exercises, a total of 28,142 shares were withheld to cover the exercise consideration, resulting in the issuance of 62,600 shares. All options exercised during the period were fully vested.

As of September 30, 2026, stock options to purchase 1,860,526 shares of Common Stock were outstanding, with a weighted average exercise price of $6.24, an aggregate intrinsic value of $2,723,400, and a weighted average remaining contractual term of 4.09 years. Of these, options to purchase 1,157,363 shares were vested and exercisable, with a weighted average exercise price of $5.01, an aggregate intrinsic value of $2,300,061, and a weighted average remaining contractual term of 3.39 years. The outstanding options were issued between 2021 and 2026 and have vesting terms ranging from twelve months to five years, with an expiry of seven years.

A summary of stock option activity for the nine months ended September 30, 2026, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding on December 31, 2025	2,011,269	$5.67	4.76
Granted	146,437	$9.49	6.50
Exercised	(90,742)	$3.32	4.90
Expired	-	$-	-
Forfeited / Cancelled	(206,438)	$3.96	5.29

Stock options outstanding on September 30, 2026	1,860,526	$6.24	4.09

Stock options exercisable on September 30, 2025	913,300	$5.51	5.36
Stock options exercisable on September 30, 2026	1,157,363	$5.01	3.39

On July 19, 2021, eXoZymes granted 82,118 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2020 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending September 30, 2026, the Company expensed $100,184 and unrecognized stock-based compensation related to these RSUs is $100,184.

On March 28, 2022, eXoZymes granted 241,718 restricted stock units (“RSUs”) at a value of $2.44 per share. These RSUs were issued in 2021 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending September 30, 2026, the Company expensed $291,405   and unrecognized stock-based compensation related to these RSUs is $287,289.

On May 1, 2023, eXoZymes granted 100,820 restricted stock units (“RSUs”) at a value of $3.32 per share. These RSUs were issued in 2023 in lieu of cash bonuses. These RSU were previously under a lock up which expired as of April 1, 2026. The lock agreement released the RSU’s evenly over the course of 12 months on a one-twelfth (1/12) basis. The Company has begun expensing the RSU’s starting April 1, 2026. In the period ending September 30, 2026, the Company expensed $164,040 and unrecognized stock-based compensation related to these RSUs is $159,654.

On July 1, 2025, eXoZymes granted 20,000 restricted stock units (“RSUs”) at a value of $9.48 per share, which was equal to the fair value of the Common Stock on the date of grant. The RSUs vest monthly over a 12-month period. In the period ending September 30, 2026, the Company expensed $110,600 and there was no unrecognized stock-based compensation related to these RSUs, as they were fully vested as of September 30, 2026.

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

On January 14, 2026, eXoZymes granted 62,759 restricted stock units (“RSUs”) at a value of $10.77 per share, which was equal to the fair value of the Common Stock on the date of grant. The RSUs vest 15,689 on April 1, 2026, and there after vest equally per quarter until March 31, 2029. In the period ending September 30, 2026, the Company expensed $241,391 and unrecognized stock-based compensation related to these RSUs is $434,523.

During the nine months ended September 30, 2026, an aggregate of 66,370 previously granted restricted stock units (“RSUs”) vested and were settled in accordance with the terms of the Company’s equity incentive plan, resulting in the issuance of 63,762 shares of common stock, consisting of (i) 10,002 shares issued on March 18, 2026, and (ii) 39,259 shares issued during the three months ended June 30, 2026, each settled on a gross basis, and (iii) 14,501 shares issued during the three months ended September 30, 2026, net of 2,608 shares withheld to satisfy employees’ minimum statutory tax withholding obligations (“withhold to cover”).

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)
Restricted stock units outstanding on December 31, 2025	436,786	$2.96	6.37
Granted	62,759	$10.77	6.29
Exercised	(66,370)	$4.61	5.66
Forfeited	-	-	-
Restricted stock units outstanding on September 30, 2026	433,175	$5.24	5.75

Vested Restricted stock units on September 30, 2025	444,656	$2.96	6.36
Vested Restricted stock units on September 30, 2026	386,106	$2.99	5.64

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

Loss per common share is calculated by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Basic and diluted net loss per common share are the same for all periods presented because the effect of warrants, stock options, and restricted stock units was anti-dilutive. Potentially dilutive securities excluded from the computation totaled 3,121,197 and 2,779,014 shares for the nine months ended September 30, 2026 and 2025, respectively.

Basic and fully diluted earnings (loss) per share is calculated as follows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026 Common shares	September 30, 2025 Common shares
Net loss	$(7,487,389)	$(6,503,698)

Weighted average shares outstanding – basic and diluted	8,809,616	8,377,513

Net loss per share – basic and diluted	$(0.85)	$(0.78)

The following financial instruments were not included in the diluted loss per share calculations as of the nine months ended September 30, 2026 and 2025 because their effect was anti-dilutive:

	September 30, 2026	September 30, 2025
Warrants to purchase common stock	827,496	351,528

Options	1,860,526	1,982,830

Restricted stock awards units	433,175	444,656

Total	3,121,197	2,779,014

6. Commitments and Contingencies

Legal Claims

The Company may be subject to legal claims and actions from time to time as part of its business activities. As of September 30, 2026 and 2025, the Company was not subject to any pending or threatened legal claims or actions.

External Risks Associated with the Company’s Business Activities

Inflation Risk. The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy.

Supply Chain Issues. As of September 30, 2026, the Company continues to monitor changes in tariffs and indirect trade restraints and the effects of the Persian Gulf conflict, and it does not believe they will have a significant impact on its business activities currently or in the near future.

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

7. Employee Benefit Plans

eXoZymes sponsors an individual 401(k) defined contribution plan for the benefit of employees when eligible. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits for the employee as established by the Department of Treasury. eXoZymes makes matching contributions for participating employees up to a certain percentage of the employee contributions; matching contributions were funded for the nine months ended September 30, 2026 and 2025. Benefits under this plan were available to all employees, and employees become fully vested in the employer’s contribution upon receipt. A total of $108,575 and $117,774 were contributed to the 401(k) plan for the nine months ended September 30, 2026 and 2025, respectively.

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

Under the License Agreement, eXoZymes holds an exclusive license of the patent rights and a non-exclusive license for the associated technology to make, have made, use, have used, sell, have sold, offer for sale, and import licensed products in the field of use. Under the License Agreement, eXoZymes paid an initial license fee and is to pay an annual license fee and royalties on net sales, a minimum annual royalty that is credited against the royalties on net sales, and a percentage of any sublicensing income. The net income royalty commences after the first commercial sale of a licensed product. As of September 30, 2026, there were no accrued royalties recorded.

Under the License Agreement, eXoZymes is required to achieve certain development milestones. eXoZymes is obligated to make payments upon achievement of certain sales thresholds, as defined in the License Agreement. As of September 30, 2026, the development milestones have been met.

The following net sales milestone payments have not yet been incurred. The net sales milestones do not have a deadline and are listed below as of September 30, 2026.

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

The payments made to the Regents in connection with our license agreement with the Regents, from 2019 to September 30, 2026, have aggregated $408,338. This includes payments for patent fees associated with the license and maintenance fees.

Under the License Agreement, the Company also issued 249,689 shares of Common Stock, then representing four percent of its common equity, as initial consideration.

eXoZymes accounts for the costs incurred in connection with the License Agreement in accordance with ASC Topic 730, Research and Development. The Company paid license fees of $3,750 and $5,763 for the nine months ended September 30, 2026 and 2025, respectively.

9. Leases

For operating leases, the Company records right-of-use assets and corresponding lease liabilities in the consolidated balance sheets for all leases with terms longer than twelve months. The Company has two operating leases, with no variable lease costs, and one finance lease as of September 30, 2026.

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

On October 30, 2023, the Company executed an addendum to the current lease for additional office space in Monrovia, California. The expected occupancy of the additional space was May 1, 2024. The lease adds a term of 20 months to the current term for a total of 72 months for the current term. The additional space is for 72 months, both spaces will expire on April 30, 2029, without an option to extend. The expansion space will have an initial base rent of $13,277 per month, along with the current lease of $14,371 per month for the current leased space for a new total of $27,648. The lease provides for annual increases. The base rent for the lease in the final year is $15,391 per month for the expansion space and $16,747 for the current space for a total of $32,138.

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

The fair value of the equipment is documented in the lease agreement as $146,642 at the inception of the lease. Management does not believe there is any change in fair value from the inception date to the commencement date. The Company has used its assumed incremental borrowing rate (IBR) to determine the present value of future rent payments. The assumed rate is 7.58% and is also equal to the IBR used in its operating lease for office space. The resulting present value is $136,391 or 93% of the asset’s fair value.

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

	September 30,	December 31,
	2026	2025

Operating leases:
Right-of-use assets	$882,839	$1,053,641
Operating lease liabilities	$926,587	$1,134,554

Weighted average remaining lease term in years	2.83	3.58
Weighted average discount rate	7.58%	7.58%

Cash paid for amounts included in the measurement of lease liabilities	$267,315	$348,873
Right-of-use assets obtained in exchange for lease liabilities	$-	$-

Finance leases:
Right-of-use assets	$71,984	$108,682
Finance lease liabilities	$75,805	$108,682

Weighted average remaining lease term in years	1.58	2.33
Weighted average discount rate	7.54%	7.54%

Amortization of assets under finance lease	$36,698	$27,709
Interest	$5,328	6,252

For the nine months ended September 30, 2026 and 2025, the Company recognized operating lease expenses of $269,187 and $280,898, respectively. Finance lease payments totaled $38,206 for the nine months ended September 30, 2026, and $21,226 during the comparable period in 2025.

As of September 30, 2026, the future minimum lease payments under non-cancelable operating and finance leases are as follows:

Year	Operating Lease	Financial Lease

2026	91,113	12,735
2027	368,250	50,941
2028	378,576	16,980
2029	192,828	0
Total	1,030,767	$80,656
Less effects of discounting	(104,180)	(4,851)
Total lease liabilities	926,587	$75,805

10. Income Taxes

eXoZymes Inc. is a corporation for U.S. federal income tax purposes, incorporated in the State of Nevada. The Company wholly owns eXoZymes (CA) Inc., a corporation for U.S. federal income tax purposes incorporated in the State of California, and NCTx LLC, a limited liability company organized in the State of Delaware.

The Company recognized income-tax expense of $0 for both the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025, were 0% and 0%, respectively. The Company’s federal and state statutory tax rate net of the federal tax benefit was approximately 27%, and the difference between the Company’s effective tax rate and the statutory tax rate was primarily due to the full valuation allowance recorded against the Company’s U.S. deferred-tax assets.

During the third quarter of 2025, the Company recognized a discrete income-tax benefit of $105,826 related to amended U.S. federal income-tax returns for the 2022 and 2023 tax years filed under the One Big Beautiful Bill Act (“OBBBA”), enacted July 4, 2025. The OBBBA retroactively permitted the immediate expensing of domestic research and experimental expenditures under I.R.C. § 174. Accordingly, the Company filed amended federal returns for 2022 and 2023 to claim refunds totaling $105,826. The amendments eliminated previously capitalized § 174 amounts and increased federal net-operating-loss carryforwards. The refund receivable was recorded as a discrete current-tax benefit in the third quarter of 2025 and did not materially affect the Company’s deferred-tax assets or valuation-allowance position. The refund amount has not been collected as of the period end September 30, 2026.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2026 and December 31, 2025, the Company was in a cumulative loss position, based on losses incurred over the current and prior periods. Considering these cumulative losses and projections of future taxable income for the periods in which the deferred tax assets are deductible, the Company recorded a valuation allowance against all its net deferred tax assets as of the nine months ended September 30, 2026 and December 31, 2025. The Company intends to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of deferred tax assets considered realizable could materially increase in the future, and the amount of valuation allowance recorded could materially decrease if estimates of future taxable income are increased.

11. Stockholders’ Equity: Equity Offerings and Warrants

During the nine months ended September 30, 2026, the Company completed two equity offerings under its effective shelf registration statement on Form S-3 (Registration Statement No. 333-292781), as described below. Public Ventures LLC (doing business as MDB Capital) acted as underwriter for the underwritten public offering and as placement agent for the registered direct offering. The summary of the offerings is presented in the table below:

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

Warrant terms

Investor Warrants.

The Investor Warrants have an exercise price of $11.24 per share, become exercisable on June 5, 2027, and expire on June 5, 2031. On or after they become exercisable, the Company may call the Investor Warrants for $0.01 per warrant if the closing price of the common stock equals or exceeds 200% of the per-share offering price for 20 trading days within any 30 consecutive trading-day period, subject to specified conditions. If, before June 5, 2027, the Company issues shares of common stock (or securities convertible into common stock), other than under a Board-approved equity incentive plan, at a price below the per-share offering price, the exercise price of the Investor Warrants will reset to $0.001 per share; this one-time reset is available only to original purchasers that have continuously held the shares acquired in the offering and surrender their Warrants for the reset warrants within the stated time period for exchange. Upon a fundamental transaction, holders are entitled to receive the same consideration as holders of common stock and, in certain transactions within the Company’s control, a cash payment based on the Black-Scholes value of the warrants.

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

The following table summarizes the Company’s fair value hierarchy for the Investor Warrant liability, its only recurring fair value measurement, as of the dates presented:

Item	Level	At issuance	At September 30, 2026
Investor Warrant liability	Level 3	$2,075,471	$1,129,085

The Company estimated the fair value of the Investor Warrants using the Black-Scholes option-pricing model at issuance, using the following Level 3 inputs:

Assumption	Underwritten Public Offering (Base Close & Over-Allotment)	Registered Direct (6/30/26)
Volatility	80.83% (avg)	80.97%
Risk-free rate	4.27% – 4.29%	4.19%
Remaining term	4.97 – 5.00	4.93
Dividend yield	0%	0%

The Company remeasured the Investor Warrant liability as of September 30, 2026 using the following Level 3 inputs:

Assumption	September 30, 2026 (all outstanding Investor Warrants)
Volatility	79.86%
Risk-free rate	5.09%
Remaining term	4.68
Dividend yield	0.00%

The following table provides a roll-forward of the fair value of the Investor Warrant liability for the period:

Total
Beginning balance, December 31, 2025	$-
Issuance	2,075,471
Change in fair value	(946,386)
Ending balance, September 30, 2026	$1,129,085

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

Subsequent measurement of the Investor Warrant liability

The Investor Warrant liability is remeasured to fair value at each reporting date, with the change in fair value recognized in earnings. The Investor Warrants issued in the underwritten public offering (base close, June 9, 2026, and over-allotment, June 17, 2026) and in the registered direct offering (June 30, 2026) were outstanding at the Company’s September 30, 2026 balance sheet date and were remeasured as of that date using the Black-Scholes pricing model. As a result of this remeasurement, the warrant liability was $1,129,085 as of September 30, 2026

12. Subsequent Events

The Company has evaluated subsequent events through November 13, 2026, the date on which these financial statements were issued. Based on this evaluation, except as described below, the Company has determined that no subsequent events have occurred that would require recognition or disclosure in these financial statements.

On October 1, 2026, the Company granted stock options to purchase an aggregate of 598,500 shares of Common Stock under the Company’s 2025 Equity Incentive Plan to 31 recipients. These grants consist of 523,500 shares to 25 employees and 75,000 shares to six non-employee members of the Board of Directors. The stock options were granted at an exercise price of $6.28 per share, which was equal to the fair value of the Common Stock on the date of the approval by the board of directors. They are exercisable for a period of 7 years and vest ratably over a period of 3 years. The aggregate grant-date fair value of the awards, estimated using the Black-Scholes option-pricing model will be recognized as stock-based compensation expense over the vesting period, beginning in the fourth quarter of 2026.

Subsequent to September 30, 2026, restricted stock units that had vested under the Company’s 2020 eXoZymes Equity Incentive Plan and 2025 Equity Incentive Plan were delivered, resulting in the issuance of 135,214 shares of common stock. As a result, shares of common stock outstanding increased from 9,304,701 as of September 30, 2026 to 9,439,915 as of November 13, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our platform uses exozymes that our scientists engineer with the help of AI-enhanced tools to run outside living cells and convert abundant feedstocks into valuable molecules at high purity.

We believe our cell-free approach removes a bottleneck that has limited cell-based synthetic biology. A living cell must stay alive, divert resources to growth and tolerate the product it makes, which limits yield, purity and economics. For example, we took N-trans-caffeoyltyramine (“NCT”), our lead program, from idea to a 100-liter pilot run by an independent manufacturing partner in under a year. That pilot run showed that our NCT biosolution can convert 99% of the feedstock into end product, at 99.6% purity, in hours rather than days. We believe this level of biosolution performance could enable new markets and business opportunities and provide us with a competitive advantage.

We believe the Powered by eXoZymes platform can eventually make many of the molecules synthetic biology set out to make. We are starting where we believe the economics are strongest: rare, high-value molecules, beginning with those that can contribute to human health, healthy aging, and wellness.

We apply the platform through a repeatable playbook:

1.	Molecule Prospecting. Using expert human review supported by artificial intelligence (AI) tools, we evaluate 100+ candidate molecules using multiple criteria. For instance, we assess each molecule’s potential use case(s), market size, technical fit with our cell-free platform, and our ability to establish intellectual property and other competitive barriers. We generally try to prioritize molecules whose value others have already demonstrated but whose commercialization has been limited by a manufacturing or supply bottleneck that we believe our platform may be able to address.

2.	Molecule Incubator. For promising candidate molecules, we initiate a proof-of-concept program to assess the advantages our platform may offer for production of the molecule (for example, whether we can develop a biosolution for it) and the technical challenges we would need to overcome. We discontinue programs at this stage that we determine to be too difficult or uneconomical.

3.	Product Accelerator. Programs that graduate from the Incubator become product line candidates. For a promising product line candidate, we seek to develop a biosolution capable of producing the molecule as a single, pure compound and with potential to be deployed at commercial scale and at a commercially viable cost. The intended output at this stage is a Tech Transfer Package that we may sell, license, contribute to a joint venture, or use for our own production. Where appropriate, we also develop a Product Transfer Package covering the formulation and application work required to turn the molecule into end products for its target markets.

4.	Commercialization. For each molecule, we intend to pursue a fast-to-market launch first and then pharmaceutical opportunities:

(a) Fast-to-market. We seek to identify a use case that permits early market entry and revenue, and to bring the pure molecule to market through the fastest available route. Often the route will be as a supplement supported by a GRAS (Generally Recognized as Safe) determination, for products such as a skin care active ingredient, cosmetic, or fragrance.

(b) Pharmaceutical potential through engineered analogs. We intend to create new-to-nature analogs of molecules produced in the Accelerator that could become patentable drug candidates or improved products, and to develop them with partners. We expect to apply this strategy to NCT and to most other compounds in our portfolio. Any drug candidate would require substantial further development and regulatory approval. We will therefore aim to license these opportunities out to biotech and pharmaceutical companies.

NCT is our lead program and the first we are taking through the full playbook. We selected NCT because we believe it represents an attractive standalone business opportunity and a strong demonstration of our platform’s capability to enable highly valuable molecules with accessibility challenges.

Our Platform

Our cell-free exozyme platform removes the living cell from the production process, and with it the constraints described above. Without a cell to keep alive, yields are not capped by growth or side-products, scale-up is more predictable, and each pathway can be tuned for a single target molecule.

We make each enzyme and then run the enzymes together in a cell-free reaction, typically as a single “one-pot” enzyme cascade, which we believe lowers capital needs. The process has three steps:

1.	Enzyme production. We produce our engineered enzymes (i.e., exozymes) in industrial microbial hosts such as E. coli (bacteria) or P. pastoris (yeast).

2.	Cell-free reaction. The exozymes convert a feedstock into the target molecule in a multi-step cascade, together with cofactors and other proprietary elements required to make the desired product.

3.	Harvest molecule. We isolate the target molecule. We believe our isolation and purification efforts are often much easier and lower cost compared to competing methods, as we can produce at very high purity and without the many co-products and impurities typical of fermentation or extraction from natural sources.

We have built a library of thousands of engineered exozymes and acquired significant know-how in cell-free multi-enzyme systems, cofactor regeneration and downstream integration.

We believe our approach offers at least three advantages, each of which still has to be proven at commercial scale and over time:

●	Speed and cost. NCT reached pilot scale in under a year, which we attribute to our core platform design and capabilities, including the enzyme libraries and process know-how built on our earlier programs. Within one year of initiating our NCT program, Cayman Chemical, an independent partner, ran the full NCT biosolution process and achieved results consistent with, and in some cases better than, our internal runs.

●	Access to rare molecules. We can make compounds that are scarce in nature and, in some cases, better and new-to-nature analogs that we believe cannot be easily or cost-effectively made in any other way.

●	Repeatable pathway design. Enzymes and know-how built for one product can be reused for related molecules, which could shorten development of later products and result in high return on investment from our platform.

AI-Enhanced Development

Building enzymes that work outside the cell, and that remain stable, active and compatible with one another in multi-step pathways, historically required years of trial and error. Our scientists use AI-enhanced tools to support the design, stabilization and screening of enzyme variants before laboratory work begins, which we believe has shortened the time needed to assemble a multi-step pathway from years to months.

In July 2026, we were selected for the U.S. Department of Energy’s Genesis Mission to extend our capability beyond enzyme design by building AI-powered digital twins of cell-free biomanufacturing to help streamline overall cascade design and optimization with Lawrence Berkeley National Laboratory. We believe these same capabilities will also allow our platform to physically produce analogs of naturally occurring molecules designed with computational tools faster, and with increased efficiency, which are often difficult to manufacture by other means.

NCT: Our Lead Program

A well-studied biological target with no approved therapy

NCT is a rare plant compound found in black peppercorns and other plants at less than 15 parts per million. NCT has been identified as the first potent, selective activator of HNF4α (Lee, Veeriah & Levine, Cell Death Dis 12:603 (2021)), a promising biological target with no approved therapy. HNF4α is a nuclear receptor that regulates genes controlling mitochondrial function, fat metabolism and gut barrier integrity, and is often described as the body’s “master metabolic switch.” It regulates thousands of genes central to liver, pancreas and gut function.

Regulatory Path

We intend to market NCT as a dietary supplement ingredient, using the trademark Tyferyn™. Claims will be limited to structure/function statements, with no disease claims at any stage, and are expected to expand in tiers as supporting evidence matures such as the data elements listed below:

1.	GRAS. A safety evaluation by an independent expert panel, built on published toxicology, to support a self-affirmed GRAS determination for market entry, targeted for the second quarter of 2027.

2.	Single-dose human PK study. An IND-exempt study in healthy adults, targeted for the first quarter of 2027, to confirm absorption and set the dose for future studies.

3.	Formulation and claims studies. Absorption-enhancing formulations and targeted studies to substantiate additional structure/function claims.

Statements about NCT have not been evaluated by the Food and Drug Administration. NCT is not intended to diagnose, treat, cure, or prevent any disease. Pre-clinical findings are from animal models and may not translate to humans.

Commercialization of NCT

We intend to commercialize NCT, using the trademark Tyferyn, through one or more of these three channels:

●	Ingredient sales. Supplying NCT/Tyferyn as an ingredient to supplement brands and formulators, including through offtake agreements.

●	A direct-to-consumer brand. Launching our own NCT/Tyferyn consumer brand, initially direct to consumers. We may also launch this brand through a joint venture or another co-owned structure.

●	Marketing alliances. Building partnerships that support NCT/Tyferyn across multiple sales channels, including online and retail once sales velocity is established.

We are in the process of registering the trademark “Tyferyn™” for use in connection with our NCT products and branding.

Biosolution Pipeline

Supplements. We pursue two paths to market for products made with our cell-free biomanufacturing platform. Our first path to market, and our near-term focus, is dietary supplements, which we believe offer the fastest route to revenue. Each supplement program has a gemstone codename and a molecule identification number in the format EXOZ###. Our lead supplement program, AMBER, is based on N-trans-caffeoyltyramine (NCT) (EXOZ001), under the brand name Tyferyn, and supports gut and liver metabolism. AMBER has completed discovery and proof of concept. We are now running scale-up, establishing Generally Recognized as Safe (GRAS) status and conducting clinical studies in parallel. Two more supplement programs have completed proof of concept: SAPPHIRE (EXOZ003) for joint comfort, which has begun scale-up, and AMETHYST (EXOZ004) for mental stress, focus and energy. We are also evaluating a women’s health program focused on menopause support (EXOZ005), and we have screened and scored more than 50 additional molecules as potential supplement and cosmetic candidates.

Pharmaceutical Candidates. Our second path to market is pharmaceutical candidates based on analogs of natural products. Each candidate is identified by the number of its parent molecule followed by a letter, so EXOZ001a, for example, is an analog of NCT (EXOZ001). We intend to advance these candidates and then seek partnering or other exit opportunities, generally between IND-enabling studies and Phase 2 clinical trials. Current candidates include NCT analogs (EXOZ001a–c) for inflammatory bowel disease, MASH/NAFLD and obesity (as a potential adjunct to GLP-1 therapies); NIH grant-funded cannabinoid analogs (EXOZ002a–b) for undisclosed indications; and earlier-stage analogs of our SAPPHIRE and AMETHYST molecules for a potential non-addictive pain treatment (EXOZ003a) and a stress-related indication (EXOZ004a). All of our pharmaceutical candidates are in discovery or lead optimization, and none has begun IND-enabling studies or clinical trials.

We cannot guarantee that any of our programs will be successfully developed, obtain any required regulatory clearances or achieve commercial success.

Intellectual Property

We protect our technology through multiple layers of intellectual property via both trade secrets and patents. Across our platform, processes and products, we hold more than 30 issued patents and more than 40 pending patents covering methods to make natural compounds, composition of matter on new-to-nature molecules, and composition of matter on our engineered enzymes. As of November 11, 2026, we owned or exclusively licensed 14 patent families comprising 29 issued patents, 3 allowed patent applications, and 49 pending patent applications in the United States, Europe and 13 other countries and territories. Our issued patents cover processes for regulating and balancing the cofactors that power cell-free enzymatic reactions, which are foundational to our platform; processes for the cell-free production of cannabinoids and other prenylated compounds using engineered enzymes; and engineered prenyltransferase enzymes with increased thermostability. Our pending applications extend this protection to lower-cost processes for producing cofactors; cell-free processes for making N-trans-caffeoyltyramine (NCT), cannflavins and other prenylflavonoids; engineered berberine bridge enzymes for producing cyclized cannabinoids; and new-to-nature cannabinoids, including cyclized, deuterated and other non-natural analogs, for potential pharmaceutical use.

Results of Operations

The Company has determined its reporting units in accordance with ASC (Accounting Standards Codification) 280, Segment Reporting. The Company has one reportable segment for eXoZymes as a whole. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separate reportable segments.

The Company’s consolidated statements of operations as discussed herein are presented below.

Consolidated Results of Operations for Nine months Ended September 30, 2026 and 2025

	Nine Months ended September 30,
	2026	2025	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	2,884,827	2,527,936	356,891	14.1%
Professional fees	771,774	1,139,083	(367,309)	-32.2%
Information technology	36,783	75,327	(38,544)	-51.2%
General and administrative-other	517,801	683,870	(166,069)	-24.3%
Total general and administrative costs	4,211,185	4,426,216	(215,031)	-4.9%
Research and development costs	4,176,128	2,594,765	1,581,363	60.9%
Total operating costs	8,387,313	7,020,981	1,366,332	19.5%
Net operating loss	(8,387,313)	(7,020,981)	(1,366,332)	19.5%
Other income/(expense):
Interest income, net	37,287	231,742	(194,455)	-83.9%
Offering costs	(201,784)	-	(201,784)	-100.0%
Change in fair value of derivative instruments	946,386	-	946,386	100.0%
Other income	118,035	285,541	(167,506)	-58.7%
Loss before income taxes	(7,487,389)	(6,503,698)	(983,691)	15.1%
Income tax expense	-	-	-	0.0%
Net loss	$(7,487,389)	$(6,503,698)	(983,691)	15.1%

General and Administrative Costs.

For the nine months ended September 30, 2026 and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the nine months ended September 30, 2026, was primarily driven by higher stock-based compensation.
●	Professional Fees: The decrease in professional fees over the prior period was mainly due to lower consulting expenses related to business operations, as well as lower legal and financial audits expenses.
●	Information Technology Costs: The decrease in IT expenses during the nine months ended September 30, 2026, was associated with lower technology initiatives in the period.
●	Other General and Administrative Costs: The decrease for the nine months ended September 30, 2026, was primarily due to lower conference and travel expenses compared to the prior-year period.

Research and Development Costs.

For the nine months ended September 30, 2026, research and development costs increased compared to the same period in 2025, primarily due to higher salary, bonus accruals, stock-based compensation, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Other Income/(Expense):

For the nine months ended September 30, 2026 and 2025, respectively, other income/(expense) consisted of the following:

●	Interest Income, Net: The decrease in interest income, net for the nine months ended September 30, 2026, was primarily due to lower interest earned on cash balances compared to the prior-year period.
●	Offering Costs: The offering costs for the nine months ended September 30, 2026, represent costs from the Company’s June 2026 offering. No such costs were incurred in the prior-year period.
●	Change in Fair Value of Derivative Instruments: The gain for the nine months ended September 30, 2026, reflects the remeasurement of the warrant liability as of September 30, 2026. There were no derivative instruments outstanding in the prior-year period.
●	Other Income: The decrease in other income for the nine months ended September 30, 2026, was primarily due to non-recurring other non-operating income recognized in the prior-year period, partially offset by unrealized gains on investments and dividend income in the current period.

Consolidated Results of Operations for three months Ended September 30, 2026 and 2025

	Three Months ended September 30,
	2026	2025	$ Change	% Change
Total operating income	$-	$-	-	0.0%

Operating costs:
General and administrative costs:
Compensation	926,435	845,174	81,261	9.6%
Professional fees	279,211	237,916	41,295	17.4%
Information technology	14,719	8,175	6,544	80.0%
General and administrative-other	209,121	214,181	(5,060)	-2.4%
Total general and administrative costs	1,429,486	1,305,446	124,040	9.5%
Research and development costs	1,616,962	1,216,762	400,200	32.9%
Total operating costs	3,046,448	2,522,208	524,240	20.8%
Net operating loss	(3,046,448)	(2,522,208)	(524,240)	20.8%
Other income/(expense):
Interest income, net	21,731	59,185	(37,454)	-63.3%
Offering costs	-	-	-	0.0%
Change in fair value of derivative instruments	773,527	-	773,527	100.0%
Other income	12,662	176,032	(163,370)	-92.8%
Loss before income taxes	(2,238,528)	(2,286,991)	48,463	-2.1%
Income tax expense	-	-	-	0.0%
Net loss	$(2,238,528)	$(2,286,991)	48,463	-2.1%

General and Administrative Costs.

For the three months ended September 30, 2026 and 2025, respectively, several factors contributed to changes in various expense categories:

●	Compensation Expense: The increase in compensation expenses for the three months ended September 30, 2026, was primarily driven by the hiring of new employees not funded by grants.
●	Professional Fees: The increase in professional fees over the prior period was mainly due to higher consulting expenses related to business operations and corporate legal fees.
●	Information Technology Costs: The increase in IT expenses during the three months ended September 30, 2026, was associated with higher software costs in the period.
●	Other General and Administrative Costs: The decrease for the three months ended September 30, 2026, was primarily due to lower conference expenses compared to the prior-year period.

Research and Development Costs.

For the three months ended September 30, 2026, research and development costs increased compared to the same period in 2025, primarily due to higher salary, bonus accruals, stock-based compensation and laboratory expenses, as well as a reduction in grant funding. It is important to note that the decrease in grant funding was not attributable to any specific event.

Other Income/(Expense):

For the three months ended September 30, 2026 and 2025, respectively, other income/(expense) consisted of the following:

●	Interest Income, Net: The decrease in interest income, net for the three months ended September 30, 2026, was primarily due to lower interest earned on cash balances compared to the prior-year period.
●	Change in Fair Value of Derivative Instruments: The gain for the three months ended September 30, 2026, reflects the remeasurement of the warrant liability as of September 30, 2026. There were no derivative instruments outstanding in the prior-year period.
●	Other Income: The decrease in other income for the three months ended September 30, 2026, was primarily due to non-recurring other non-operating income recognized in the prior-year period, as well as realized and unrealized losses on investments in the current period, partially offset by dividend income.

Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025	$ Change	% Change
ASSETS
Cash and cash equivalents	$3,258,901	$3,039,343	219,558	7.2%
Grants receivable	216,923	517,359	(300,436)	-58.1%
Other receivable	32,000	-	32,000	100.0%
Prepaid expenses and other current assets	398,903	382,886	16,017	4.2%
Total current assets	3,906,727	3,939,588	(32,861)	-0.8%
Property and equipment, net	895,929	764,401	131,528	17.2%
Operating lease right-of-use asset, net	882,839	1,053,641	(170,802)	-16.2%
Finance lease right-of-use asset, net	71,984	108,682	(36,698)	-33.8%
Tax receivable	105,205	105,205	-	0.0%
Total assets	$5,862,684	$5,971,517	(108,833)	-1.8%

LIABILITIES AND EQUITY
Accounts payable	$1,330,404	$1,235,337	95,067	7.7%
Due to affiliates	13,224	5,330	7,894	148.1%
Operating lease liabilities – Current	305,943	281,979	23,964	8.5%
Finance lease liabilities – Current	46,822	44,255	2,567	5.8%
Total current Liabilities	1,696,393	1,566,901	129,492	8.3%
Deferred grant reimbursement	196,136	90,365	105,771	117.0%
Warrant Liability	1,129,085	-	1,129,085	100.0%
Operating lease liabilities - Long term	620,644	852,575	(231,931)	-27.2%
Finance lease liabilities - Long term	28,983	64,427	(35,444)	-55.0%
Total liabilities	$3,671,241	$2,574,268	1,096,973	42.6%
Stockholders’ Equity:
Preferred stock	-	-	-	0.0%
Common shares	9	8	1	12.5%
Additional Paid-in-capital	30,783,515	24,501,933	6,281,582	25.6%
Accumulated deficit	(28,592,081)	(21,104,692)	(7,487,389)	35.5%
Total equity	2,191,443	3,397,249	(1,205,806)	-35.5%
Total liabilities and equity	$5,862,684	$5,971,517	(108,833)	-1.8%

Financial Condition:

The decrease in total assets was due to changes in several asset classes, primarily a decrease in grants receivable, driven by completion of certain grants and timing of grant drawdowns; a decrease in operating lease right-of-use assets, resulting from the amortization of the right-of-use assets during the period; and a decrease in finance lease right-of-use assets of $36,698  , resulting from the periodic amortization of the asset. These decreases were partially offset by an increase in cash and cash equivalents, reflecting the net proceeds of the June 2026 offerings; an increase in property and equipment, mostly explained by purchases of laboratory equipment, net of depreciation for the period; and an increase in prepaid expenses, mainly related to software prepayments.

Total liabilities increased for the nine months ended September 30, 2026, primarily due to the recognition of a warrant liability related to the warrants issued in connection with the Company’s June 2026 offerings, as well as increases in deferred grant reimbursement, accounts payable, and amounts due to affiliates. These increases were partially offset by reductions in long-term operating lease liabilities and finance lease liabilities.

The equity decrease was due to the net loss generated by operations, partially offset by the net proceeds of the June 2026 offerings and stock-based compensation recognized during the period.

Liquidity and Capital Resources – September 30, 2026 and 2025

The Company’s consolidated statements of cash flows as discussed herein are presented below:

	Nine Months ended September 30,
	2026	2025
Net cash (used in) operating activities	$(5,386,342)	(4,528,240)
Net cash (used in) investing activities	(222,368)	(75,228)
Net cash provided by (used in) financing activities	5,828,268	(17,155)
Net increase (decrease) in cash and cash equivalents	$219,558	(4,620,623)

On September 30, 2026, the Company had working capital of $2,210,334 as compared to working capital of $2,372,687 on December 31, 2025, reflecting a decrease in working capital of $162,353. This decrease in working capital was primarily the result of a $300,436 decrease in grants receivable and a $129,492 increase in current liabilities, mainly accounts payable, partially offset by a $219,558 increase in cash and cash equivalents, as the net proceeds of the June 2026 offerings exceeded the cash used to fund operations. On September 30, 2026, the Company had cash of $3,258,901 available to fund its operations.

In March 2025, the Company received an additional grant in the amount of $283,805 from the National Institutes of Health (NIH) BioClick. The BioClick grant focuses on a cell-free high-throughput platform for engineering of enzymatic group transfer reactions. The Company intends to pursue additional grants from time to time, which if granted to the Company will further improve its working capital position.

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

Given the Company’s current operating cash burn, its existing working capital as of September 30, 2026, is not sufficient to fund operations for twelve months from the date these condensed unaudited consolidated financial statements are issued. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. Beyond the offerings completed in June 2026, the Company will continue to pursue non-dilutive funding opportunities, including grants, and may seek additional offerings under its shelf registration statement, institutional or bank financing, and the sale or licensing of intellectual property. The Company does not have any committed sources of additional financing, and there is no assurance that such funding will be available on commercially reasonable terms, if at all. The Company’s ability to continue its operations and meet its long-term obligations will depend on securing additional financial resources or ultimately achieving profitable operations.

Operating Activities.

For the nine months ended September 30, 2026 and 2025, operating activities utilized cash of $5,386,342 and $4,528,240, respectively. The increase in cash used in operations was primarily driven by increased research and development activity, partially offset by lower general and administrative costs.

Investing Activities.

For the nine months ended September 30, 2026 and 2025, investing activities used net cash of $222,368 and $75,228, respectively, primarily related to purchases of laboratory equipment of $367,583 and $94,929, respectively, partially offset by deferred grant reimbursements for equipment of $145,215 and $19,701, respectively.

Financing Activities.

For the nine months ended September 30, 2026, financing activities provided net cash of $5,828,268, consisting of net proceeds of $5,861,146 from the June 2026 underwritten public offering and registered direct offering, partially offset by cash payments of $32,878 related to the Company’s finance lease obligations.

For the nine months ended September 30, 2025, financing activities used net cash of $17,155, related to payments on the Company’s finance lease obligations.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective, or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our condensed unaudited consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting estimates are:

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

Grants that operate on a reimbursement basis are recognized on the accrual basis and are recorded as offsets to expenses, to the extent of disbursements and commitments for allowable expenses incurred as of September 30, 2026, that are expected to be reimbursed in the subsequent period. Management considers the grants receivable as of September 30, 2026, to be fully collectible, based on historical experience with the Federal Government of the United States of America. Accordingly, no allowance for credit losses on grants receivable was recorded in the accompanying condensed unaudited consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and VP of Finance, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and VP of Finance concluded that, as of September 30, 2026, the disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, the Company has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in the internal control over financial reporting, the condensed unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Given the Company’s current operating cash burn, its existing working capital as of September 30, 2026, is not sufficient to fund operations for twelve months from the date these condensed unaudited consolidated financial statements are issued, and management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Beyond the offerings completed in June 2026, the Company will continue to pursue non-dilutive funding opportunities, including grants, and may seek additional offerings under its shelf registration statement, institutional or bank financing, and the sale or licensing of intellectual property. The Company does not have any committed sources of additional financing, and there is no assurance that such funding will be available on commercially reasonable terms, if at all. The Company’s ability to continue its operations and meet its long-term obligations will depend on securing additional financial resources or ultimately achieving profitable operations.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During our quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K of the Exchange Act

Item 6. Exhibits

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

EXOZYMES INC.
(the “Registrant”)

November 13, 2026	By:	/s/ Michael Heltzen
Michael Heltzen
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ Fouad Nawaz
Fouad Nawaz
VP of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

